Form 10QSB
period 1998-03-31
MPEL HOLDINGS CORP
filed 1998-05-21
CIK 1048644

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________


                         Commission File Number 0-3825

                              MPEL HOLDINGS CORP.
                 (Formerly Computer Transceiver Systems, Inc.)
         (Exact name of registrant as specified in its current charter)

    NEW YORK                                    22-1842747
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

             6851 JERICHO TURNPIKE    SYOSSET    NEW YORK    11791
                    (Address of principal executive offices)

                                (516) 364-2700
             (Registrant's telephone number, including area code)

                      COMPUTER TRANSCEIVER SYSTEMS, INC.
                  23 CAROL STREET, CLIFTON, NEW JERSEY 07014
        (Former Name and former Address, if Changed Since Last Report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .   No    .
                                        ----

As of March 31, 1998, the registrant had 8,394,142 shares outstanding of common stock, $.001 par value. The shares of common stock represent the only class of common stock of the registrant.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB
                      For the quarter ended March 31, 1998

                                     Index


PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS (Unaudited)

              Condensed Consolidated Balance Sheets at
              March 31, 1998 and December 31, 1997

              Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and 1997

              Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1998 and 1997

              Notes to Unaudited Condensed Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matter to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                         PART 1. FINANCIAL INFORMATION
                         Item 1. Financial Statements

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                 March 31,       December 31,
                                                                   1998              1997
                                                              ----------------  ----------------
ASSETS

      Cash and cash equivalents                             $          41,016  $        377,709
      Mortgage loans held for sale                                  7,812,395         6,300,764
      Due from investors                                            6,446,964         6,959,131
      Other receivables and other assets                            1,918,185         1,684,676
      Due from stockholders                                           263,646           263,646
      Deferred offering costs                                         219,481           122,283
      Property and equipment-net                                      573,628           508,624
                                                              ================  ================
                                                            $      17,275,315 $      16,216,833
                                                              ================  ================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
      Warehouse line of credit                              $      10,429,506 $      10,532,994
      Loans closed to be disbursed                                  3,147,355         1,989,264
      Notes Payable                                                 1,068,646           903,875
      Subordinated debt                                               878,000           878,000
      Obligation under capital lease                                  178,522           193,184
      Accounts payable and accrued expenses                         1,247,621           786,158
                                                              ----------------  ----------------
                                                                   16,949,650        15,283,475
STOCKHOLDERS' EQUITY
      Common stock-$.001 par value; authorized
        15,000,000 and 20,000,000 shares at March 31,
        1998 and December 31, 1997, respectively;
        issued and outstanding 8,394,142 and 8,056,000
        shares at March 31, 1998 and December 31, 1997,
        respectively.                                                   8,394             8,056
      Additional paid-in capital                                    1,019,406         1,002,004
      Accumulated deficit                                            (702,135)          (76,702)
                                                              ----------------  ----------------
                                                                      325,665           933,358
                                                              ----------------  ----------------
                                                            $      17,275,315 $      16,216,833
                                                              ================  ================

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                  1998              1997
                                             ----------------  ----------------
REVENUE:
      Mortgage origination, net            $       2,100,339 $       1,688,120
      Interest earned                                277,705           174,239
                                             ----------------  ----------------
TOTAL REVENUE                                      2,378,044         1,862,359
                                             ----------------  ----------------

EXPENSES:
      Commissions, wages and benefits              1,330,471         1,123,512
      Selling and administrative                   1,234,081         1,018,797
      Interest expense                               438,925           120,386
                                             ----------------  ----------------
TOTAL EXPENSES                                     3,003,477         2,262,695
                                             ----------------  ----------------
NET LOSS                                   $        (625,433) $       (400,336)
                                             ================  ================

      BASIC AND DILUTED LOSS PER SHARE     $          (0.08)            (0.05)
                                             ================  ================

      WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                         8,157,443         8,000,000
                                             ================  ================

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                                 1998              1997
                                                            ----------------  ----------------

CASH FLOW FROM OPERATING ACTIVITIES
      Net (loss)                                          $        (625,433)  $      (400,336)
      Adjustments to reconcile net (loss)
      to net cash used in operating activities
        Depreciation                                                 27,357            16,500
        Amortization of notes payable discount
          regarding warrants issued                                 133,332                 0
        Compensation expense related to stock options                14,688                 0
        Net changes in:
          Due from investors                                        512,167                 0
          Other receivable and other assets                        (230,458)          (61,009)
          Mortgage loans held for sale                           (1,511,631)        1,724,787
          Accounts payable and accrued liablities                   461,464          (302,589)
                                                            ----------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (1,218,514)          977,353

CASH FLOW USED IN INVESTING ACTIVITIES

          Purchase of fixed assets                                  (92,361)          (35,020)
                                                            ----------------  ----------------

CASH FLOW FROM FINANCING ACTIVITIES
      Net repayments of warehouse line
        of credit                                                  (103,488)       (1,339,797)
      Loans closed to be disbursed                                1,158,091          (490,227)
      Advances from related parties                                       0           778,793
      Proceeds from sale leaseback of equipment                           0           275,000
      Changes in obligation under capital lease                     (14,662)          (13,022)
      Changes in notes payable                                       31,439           (23,470)
      Deferred offering costs                                       (97,198)          (25,000)
                                                            ----------------  ----------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                    974,182          (837,723)
                                                            ----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (336,693)          104,610

Cash and cash equivalents at beginning of period                    377,709           328,897
                                                            ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $          41,016  $        433,507
                                                            ================  ================

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                          1998              1997
                                                                     ----------------  ----------------

SUPPLEMENTAL DISCLOSURES:

      CASH PAID FOR INTEREST                                        $         438,925 $         120,386
                                                                     ================  ================


MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It should be noted that the registrant was involved in a reverse acquisition and that certain required disclosures are included herein on the Company's Form 8-K, dated March 5, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

METHOD OF ACCOUNTING

The condensed financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


EARNINGS PER SHARE

The Company computes earnings per share in accordance with statement of Financial Accounting Standards No. 128 "Earning per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and reacquired during the period shall be weighted for the portion of the period they were outstanding.


                                     March 31,  March 31,
                                       1998       1997
                                     ---------  ---------
Number of shares outstanding
   - Start Up Period                 8,056,000  8,000,000
Increase in shares                     338,142          0
                                     ---------  ---------
Number of shares outstanding
   - End of Period                   8,394,142  8,000,000
                                     ---------  ---------
Weighted Average Number of Shares
Outstanding                          8,157,443  8,000,000
                                     ---------  ---------

STOCK OPTIONS

    In February 1998 the Company granted options to purchase 235,000 shares at an exercise price of $3 per share. Since the exercise price is less than the anticipated per share price of a potential public offering filed with the SEC in November 1997, effective May 15, 1998, the Comapny will recognize compensation of up to $470,000 ratable over the vesting period (4 years).

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have effected the company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997

REVENUE. Mortgage origination, net, increased $412,219, or 24.4% to $2,100,339. The increase was due to increased volume of operations and the expansion program. Interest income increased $103,466, or 59.4% to $277,705. The increase was due to increased volume of operations and higher percentage of "B/C" credit-rated mortgage loans.

EXPENSES. Commissions, wages and benefits increased $206,959, or 18.4% to $1,330,471 and selling and administrative expenses increase $215,284, or 21.1% to $1,234,081. Both increases were due to increased volume of operations and the expansion program. Interest expense increased $318,539, or 264.6% to $438,925. The increase was due to increased volume of operations and amortization of notes payable discount regarding warrants issued.

Under the expansion program, the Company opened several new branch offices in Arkansas, Ohio and Illinois.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term and long-term liquidity requirements generally through its cash flow provided by operations and common stock offering. The Company filed Registration Statement SB-2 with The Securities and Exchange Commission, on March 17, 1998, for the purpose of offering a minimum of 800,000 shares of common stock and a maximum of 1,300,000 shares of common stock. Based on the Company's currently proposed plans and assumptions relating to the implementation of its business strategy, the Company anticipates that the net proceeds of the offering (at the minimum number of shares sold) will supplement the cash provided by operations and be sufficient to satisfy its contemplated cash requirements for expansion and working capital for at least twelve months, following the consummation of the offering. The effective date of the offering was May 15, 1998.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                          PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
           MPEL is involved as a party to certain legal proceedings incidental to its business. MPEL believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           On March 5, 1998, the Company merged with a wholly owned subsidiary of Computer Transceiver Systems, Inc. ("CTSI"), a nonoperating public company which had 338,142 shares of common stock outstanding prior to the merger after giving effect to a 1 for 25 reverse stock split on March 3, 1998 and a 2 for 1 stock dividend on March 4, 1998. Pursuant to the merger, CTSI acquired all of the outstanding common stock of the Company in exchange for 8,056,000 shares of CTSI common stock. The merger has been accounted for as a purchase of CTSI by the Company. The 338,142 shares of CTSI outstanding have been valued at $1,407,896 with corresponding charges to paid in capital of $1,404,844 resulting in an increase in the Company's stockholders' equity of $3,052 represents the estimated fair value of the net assets of CTSI at March 5, 1998. Immediately following the merger CTSI changed its name to MPEL Holdings Corp.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


                                  DESCRIPTION

a)  Exhibits

      1    Pro Forma Stockholders' Equity as of December 31, 1997

     27    Financial Data Schedule


b)  Reports

     *     Form 8-K dated March 5, 1998


     *  Incorporated by reference.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 20, 1998    By:  /s/ STEVEN M. LATESSA
                             -----------------------------------
                             STEVEN M. LATESSA - President,
                             Principal Executive Officer



Dated:  May 20, 1998    By:  /s/ CARY WOLEN
                             ------------------------------------
                             CARY WOLEN - Chief Operating Officer,
                             Treasurer and Principal Financial Officer