Form 10QSB/A
period 1998-03-31
MPEL HOLDINGS CORP
filed 1998-08-13
CIK 1048644

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                 25 MELVILLE PARK ROAD, MELVILLE, NEW YORK 11747
                   (Address of principal executive offices)

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

As of March 31, 1998, the registrant had 8,394,142 shares outstanding of common stock, $.01 par value. The shares of common stock represent the only class of common stock of the registrant.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB/A
                      For the quarter ended March 31, 1998

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                         PART 1. FINANCIAL INFORMATION
                         Item 1. Financial Statements

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB/A

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                 March 31,       December 31,
                                                                   1998              1997
                                                              ----------------  ----------------
ASSETS

      Cash and cash equivalents                             $          41,016  $        377,709
      Mortgage loans held for sale                                  7,812,395         6,300,764
      Due from investors                                            6,446,964         6,959,131
      Other receivables and other assets                            1,918,185         1,684,676
      Due from stockholders                                           263,646           263,646
      Deferred offering costs                                         219,481           122,283
      Property and equipment-net                                      573,628           508,624
                                                              ================  ================
                                                            $      17,275,315 $      16,216,833
                                                              ================  ================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
      Warehouse line of credit                              $      10,429,506 $      10,532,994
      Loans closed to be disbursed                                  3,147,355         1,989,264
      Notes Payable                                                 1,386,752         1,241,652
      Subordinated debt                                               878,000           878,000
      Obligation under capital lease                                  178,522           193,184
      Accounts payable and accrued expenses                         1,247,621           786,158
                                                              ----------------  ----------------
                                                                   17,267,756        15,621,252
STOCKHOLDERS' EQUITY
      Common stock-$.01 par value;
        authorized 15,000,000 shares;
        issued and outstanding 8,394,142 and 8,056,000
        shares at March 31, 1998 and December 31, 1997,
        respectively.                                                   8,394             8,056
      Additional paid-in capital                                      666,941           664,227
      Accumulated deficit                                            (667,776)          (76,702)
                                                              ----------------  ----------------
                                                                        7,559           595,581
                                                              ----------------  ----------------
                                                            $      17,275,315 $      16,216,833
                                                              ================  ================

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB/A

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                  1998              1997
                                             ----------------  ----------------
REVENUE:
      Mortgage origination, net            $       2,100,339 $       1,688,120
      Interest earned                                277,705           174,239
                                             ----------------  ----------------
TOTAL REVENUE                                      2,378,044         1,862,359
                                             ----------------  ----------------

EXPENSES:
      Commissions, wages and benefits              1,315,783         1,123,512
      Selling and administrative                   1,234,081         1,018,797
      Interest expense                               419,254           120,386
                                             ----------------  ----------------
TOTAL EXPENSES                                     2,969,118         2,262,695
                                             ----------------  ----------------
NET LOSS                                   $        (591,074) $       (400,336)
                                             ================  ================

      BASIC AND DILUTED LOSS PER SHARE     $          (0.07)            (0.05)
                                             ================  ================

      WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                         8,153,685         8,000,000
                                             ================  ================

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB/A

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                                 1998              1997
                                                            ----------------  ----------------

CASH FLOW FROM OPERATING ACTIVITIES
      Net (loss)                                          $        (591,074)  $      (400,336)
      Adjustments to reconcile net (loss)
      to net cash used in operating activities
        Depreciation                                                 27,357            16,500
        Amortization of notes payable discount
          regarding warrants issued                                 113,661                 0
        Net changes in:
          Due from investors                                        512,167                 0
          Other receivable and other assets                        (230,458)          (61,009)
          Mortgage loans held for sale                           (1,511,631)        1,724,787
          Accounts payable and accrued liablities                   461,464          (302,589)
                                                            ----------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (1,218,514)          977,353

CASH FLOW USED IN INVESTING ACTIVITIES

          Purchase of fixed assets                                  (92,361)          (35,020)
                                                            ----------------  ----------------

CASH FLOW FROM FINANCING ACTIVITIES
      Net repayments of warehouse line
        of credit                                                  (103,488)       (1,339,797)
      Loans closed to be disbursed                                1,158,091          (490,227)
      Advances from related parties                                       0           778,793
      Proceeds from sale leaseback of equipment                           0           275,000
      Changes in obligation under capital lease                     (14,662)          (13,022)
      Changes in notes payable                                       31,439           (23,470)
      Deferred offering costs                                       (97,198)          (25,000)
                                                            ----------------  ----------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                    974,182          (837,723)
                                                            ----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (336,693)          104,610

Cash and cash equivalents at beginning of period                    377,709           328,897
                                                            ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $          41,016  $        433,507
                                                            ================  ================

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB/A

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

                                 FORM 10 - QSB/A

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


                                     March 31,  March 31,
                                       1998       1997
                                     ---------  ---------
Number of shares outstanding
   - Start Up Period                 8,056,000  8,000,000
Increase in shares                     338,142          0
                                     ---------  ---------
Number of shares outstanding
   - End of Period                   8,394,142  8,000,000
                                     ---------  ---------
Weighted Average Number of Shares
Outstanding                          8,153,685  8,000,000
                                     ---------  ---------

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB/A

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

EXPENSES. Commissions, wages and benefits increased $206,959, or 18.4% to $1,330,471 and selling and administrative expenses increase $215,284, or 21.1% to $1,234,081. Both increases were due to increased volume of operations and the expansion program. Interest expense increased $298,868, or 248.3% to $419,254. The increase was due to increased volume of operations and amortization of notes payable discount regarding warrants issued.

Under the expansion program, the Company opened several new branch offices in Arkansas, Ohio and Illinois.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term and long-term liquidity requirements generally through its cash flow provided by operations and common stock offering. The Company filed Registration Statement SB-2 with The Securities and Exchange Commission, on March 17, 1998, for the purpose of offering 1,300,000 shares of common stock at $2.50 per share. Based on the Company's currently proposed plans and assumptions relating to the implementation of its business strategy, the Company anticipates that the net proceeds of the offering (at the minimum number of shares sold) will supplement the cash provided by operations and be sufficient to satisfy its contemplated cash requirements for expansion and working capital for at least twelve months, following the consummation of the offering. The effective date of the offering was May 15, 1998.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB/A

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



Dated:  August 7, 1998  By:  /s/ STEVEN M. LATESSA
                             -----------------------------------
                             STEVEN M. LATESSA - President,
                             Principal Executive Officer



Dated:  August 7, 1998  By:  /s/ CARY WOLEN
                             ------------------------------------
                             CARY WOLEN - Chief Operating Officer,
                             Treasurer and Principal Financial Officer