Form 10QSB
period 1998-06-30
MPEL HOLDINGS CORP
filed 1998-08-19
CIK 1048644

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

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

             25 MELVILLE PARK ROAD   MELVILLE   NEW YORK   11747
                    (Address of principal executive offices)

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

                                      ___


As of June 30, 1998, the registrant had 8,394,142 shares outstanding of common stock, $.01 par value. The shares of common stock represent the only class of common stock of the registrant.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB
                      For the quarter ended June 30, 1998

                                     Index


PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at
              June 30, 1998 (Unaudited) and December 31, 1997

              Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (Unaudited)

              Notes to Condensed Consolidated Financial Statements (Unaudited)

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

     Item 6.  Exhibits and Reports on Form 8-K

                          PART 1. FINANCIAL INFORMATION

                          Item 1. Financial Statements

 MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                  FORM 10 - QSB

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                   ---------------  ---------------
                                                                    (Unaudited)
ASSETS

    Cash and cash equivalents                                       $     139,029    $     377,709
    Mortgage loans held for sale                                       12,158,525        6,300,764
    Due from investors                                                  5,553,875        6,959,131
    Other receivables and other assets                                    900,370        1,684,676
    Due from stockholders                                                 263,646          263,646
    Deferred offering costs                                               266,920          122,283
    Property and equipment-net                                            672,481          508,624
                                                                   ===============  ===============
                                                                    $  19,954,846    $   16,216,833
                                                                   ===============  ===============




LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
    Warehouse line of credit                                        $  13,973,376    $  10,532,994
    Loans closed to be disbursed                                        3,287,073        1,989,264
    Notes Payable                                                         855,777        1,241,652
    Subordinated debt                                                     378,000          878,000
    Obligation under capital lease                                        156,290          193,184
    Accounts payable and accrued expenses                               1,914,892          786,158
                                                                   ---------------  ---------------
                                                                       20,565,408       15,621,252

STOCKHOLDERS' EQUITY
    Common stock $.01 par value; authorized 15,000,000 shares;
      issued and outstanding 8,394,142 and 8,056,000
      shares at June 30, 1998 and December 31, 1997,
      respectively.                                                        83,941           80,560
    Additional paid-in capital                                            932,626          591,723
    Accumulated deficit                                                (1,627,129)         (76,702)
                                                                   ---------------  ---------------
                                                                         (610,562)         595,581
                                                                   ---------------  ---------------
                                                                   $   19,954,846   $   16,216,833
                                                                   ===============  ===============

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                  FORM 10 - QSB

                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                       1998             1997                1998            1997
                                                  ---------------   ---------------     ---------------  --------------

REVENUE:
    Mortgage origination, net                      $   2,344,114    $    1,949,714       $   4,444,453    $  3,637,834
    Interest earned                                      293,415           269,650             571,120         443,889
                                                  ---------------   ---------------     ---------------  --------------
TOTAL REVENUE                                          2,637,529         2,219,364           5,015,573       4,081,723
                                                  ---------------   ---------------     ---------------  --------------

EXPENSES:
    Commissions, wages and benefits                    2,498,178         1,184,776           3,813,961       2,308,288
    Selling and administrative                           659,865           176,164           1,893,946       1,194,961
    Interest expense                                     552,500           318,019             858,093         438,405
                                                  ---------------   ---------------     ---------------  --------------
TOTAL EXPENSES                                         3,710,543         1,678,959           6,566,000       3,941,654
                                                  ---------------   ---------------     ---------------  --------------
NET INCOME (LOSS) FROM OPERATIONS                  $  (1,073,014)   $      540,405       $  (1,550,427)   $    140,069
                                                  ===============   ===============     ===============  ==============

    BASIC AND DILUTED INCOME (LOSS) PER SHARE      $       (0.13)             0.07       $       (0.19)           0.02
                                                  ===============   ===============     ===============  ==============

    WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                               8,394,142         8,000,000           8,274,578       8,000,000
                                                  ===============   ===============     ===============  ==============

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                  FORM 10 - QSB

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)




                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                 1998                     1997
                                                                                            ---------------          ---------------
CASH FLOW FROM OPERATING ACTIVITIES

    Net income (loss)                                                                        $(1,550,427)               $   140,069

    Adjustments to reconcile net gain (loss)
    to net cash used in operating activities
      Depreciation                                                                                60,367                     33,000
      Compensation charge for stock purchase                                                     341,232                          0
      Amortization on notes payable discount
        regarding warrants issued                                                                209,446                          0
      Net changes in:
        Due from investors                                                                     1,405,256                          0
        Other receivables and other assets                                                       787,358                   (383,654)
        Mortgage loans held for sale                                                          (5,857,761)                (1,513,049)
        Accounts payable and accrued liabilities                                               1,128,734                   (270,819)
                                                                                             -----------                -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                              (3,475,795)                (1,994,453)

CASH FLOW USED IN INVESTING ACTIVITIES
        Purchase of fixed assets                                                                (224,224)                  (134,676)
                                                                                             -----------                -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Net change in warehouse line of credit                                                     3,440,382                   (569,982)
    Net change in loans closed to be disbursed                                                 1,297,809                  1,681,332
    Bank overdraft included in accounts payable                                                        0                    104,169
    Advances from related parties                                                                      0                    778,000
    Proceeds from sale leaseback of equipment                                                          0                    275,000
    Repayments of obligation under capital lease                                                 (36,894)                   (39,790)
    Changes in notes payable                                                                    (595,321)                   (44,116)
    Deferred offering costs                                                                     (144,637)                   (41,500)
    Repayment of subordinated debt                                                              (500,000)                         0
                                                                                             -----------                -----------

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                               3,461,339                  2,143,113
                                                                                             -----------                -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (238,680)                    13,984

Cash and cash equivalents at beginning of period                                                 377,709                    328,897
                                                                                             -----------                -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   139,029                $   342,881
                                                                                             ===========                ===========


MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                  FORM 10 - QSB

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)


                                              Six Months Ended
                                                  June 30,
                                            1998             1997
                                       ---------------  ---------------


SUPPLEMENTAL DISCLOSURES:

    Cash paid for interest           $        576,937 $        403,615
                                       ===============  ===============

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

The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three- and six-month periods ended June 30, 1998 and June 30, 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1998 and December 31, 1997, the results of operation for the three- and six-month periods ended June 30, 1998 and 1997 and the cash flows for the six-month periods ended June 30, 1998 and 1997 have been made. The results of operation for the three- and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's Post-Effective Amendment No. 1 to Form SB-2, filed with Securities and Exchange Commission on June 10, 1998.

METHOD OF ACCOUNTING

The consolidated financial statements include the accounts of MPEL Holdings Corp. and its wholly-owned subsidiary, Mortgage Plus Equity and Loan Corp., a full service retail mortgage banker. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CAPITALIZATION

In July, 1998, the Company raised net proceeds of approximately $2,185,800 in its public offering. The company will utilize substantially all of the net proceeds of the offering for working capital, expansion and debt repayment.

CONCENTRATION OF CASH RISK

The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor. As of July 31, 1998, the Company had amounts on deposit with the financial institution in excess of FDIC limits. The company limits its risk by placing its cash and cash equivalents in a high quality financial institution.

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

STOCKHOLDERS' EQUITY

On May 1, 1998 the estate of a deceased stockholder sold 420,220 shares to the Company's principal stockholders (who are the officers of the Company) for total consideration of $551,646. As a result of this transaction, the Company has recognized a one time compensation charge and credit to additional paid in capital of $341,232 representing the excess of the fair value of the shares (estimated at $2.50 per share) acquire by the officers over the purchase price.

INTEREST EXPENSE

Interest expense includes $209,446, representing amortization of a note payable discount, which resulted from the issuance of warrants to purchase 888,888 shares of common stock. The Company valued the warrants at $328,889 and reduced the note payable by the $328,889 discount, which will be amortized over the life of the note.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through its wholly owned subsidiary, Mortgage Plus, is a full service retail mortgage banking company providing a broad range of residential mortgage products, since 1987, (including first mortgages, second mortgages and home equity loans) to (I) prime, or "A" credit , borrowers who qualify for conventional mortgages (including loans which conform to the standards of certain institutional investors, such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC")), (ii) borrowers who are classified as sub-prime, or B/C credit borrowers, and (iii) borrowers who qualify for mortgage insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA").

FORWARD-LOOKING STATEMENTS

This form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, the company's opportunity to increase revenues and the anticipated need and availability of financing.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences are: increased competition; increase in unemployment or other changes in domestic economic conditions which adversely effect the sale on new and used homes; changes in interest rates; changes in government regulation effecting consumer credit and other risks factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" on page 8 of the Post-Effective Amendment No. 1 to Form SB-2 filed on June 10, 1998.

The following is management's discussion and analysis of certain significant factors which have effected the company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.


RESULTS OF OPERATIONS

The three-month period ended June 30, 1998, compared to the three-month period ended June 30, 1997

MORTGAGE ORIGINATION. The Company increased its mortgage loan origination volume to $55.9 million during the three month period ended June 30, 1998 from $33.4 million during the corresponding period of 1997, an increase of 67%. This increase in mortgage loan origination volume was primarily due to origination volume of new branches and increased origination volume at existing branches, resulting from expanded marketing campaigns, including increased telemarketing, television exposure and loan officers.


                                     June 30,   June 30,
                                       1998       1997
                                     ---------  ---------
Number of shares outstanding
   - Start Up Period                 8,056,000  8,000,000
Increase in shares(1)                  338,142          0
                                     ---------  ---------
Number of shares outstanding
   - End of Period                   8,394,142  8,000,000
                                     ---------  ---------
Weighted Average Number of Shares
Outstanding                          8,274,578  8,000,000
                                     ---------  ---------

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE. Mortgage origination, net, increased $394,400, or 20.2% to $2,344,114. The increase was due to increased volume of operations and the expansion program. Interest income increased $23,765, or 8.8% to $293,415. The increase was due to increased volume of operations and higher percentage of "B/C" credit-rated mortgage loans.

EXPENSES. Commissions, wages and benefits increased $1,313,402, or 110.9% to $2,498,178. The increase in commissions, wages and benefits was primarily due to an increase in sales staff and administrative personnel required to process the increased volume of mortgage loan originations and new branch start up expenses. As of June 30, 1998, the Company had 155 employees as compared to 123 employees as of June 30, 1997. Selling and administrative expenses, which consist of occupancy, marketing supplies, selling and other expenses increased $483,701, or 274.6% to $659,865. This increases was due to increased volume of operations and start up expenses of new branches. Interest expense increased $234,481, or 73.7% to $552,500. This increase was due to increased volume of operations and amortization of notes payable discount regarding warrants issued.

The six-month period ended June 30, 1998, compared to the six-month period ended June 30, 1997

MORTGAGE ORIGINATION. The Company increased its mortgage loan origination volume to $98.8 million during the six-month period ended June 30, 1998 from $66.8 million during the corresponding period of 1997, an increase of 47.9%. This increase in mortgage loan origination volume was primarily due to increased origination volume at existing branches and origination volume of new branches.

REVENUE. Mortgage origination, net, increased $806,619, or 22.2% to $4,444,453. The increase was due to increased volume of operations and the expansion program. Interest income increased $127,231, or 28.7% to $571,120. The increase was due to increased volume of operations and higher percentage of "B/C" credit-rated mortgage loans.

EXPENSES. Commissions, wages and benefits increased $1,505,673, or 65.2% to $3,813,961. The increase in commissions, wages and benefits was primarily due to an increase in sales staff and administrative personnel required to process the increased volume of mortgage loan originations and new branch start up expenses. As of June 30, 1998, the Company had 155 employees as compared to 123 employees as of June 30, 1997. Selling and administrative expenses, which consist of occupancy, marketing supplies, selling and other expenses increased $698,985, or 58.5% to $1,893,946. This increases was due to increased volume of operations and start up expenses of new branches. Interest expense increased $419,688, or 95.7% to $858,093. This increase was due to increased volume of operations and amortization of notes payable discount regarding warrants issued.

Under the expansion program, the Company expanded existing branches and opened several new branch offices in Puerto Rico, Arkansas, Missouri, Ohio and Illinois.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary operating cash requirements include the funding or payment of: (i) loan originations; (ii) interest expense incurred on borrowings under its Warehouse Facility; (iii) capital expenditures; (iv) personnel and commission costs; and (v) other operating and administrative expenses. The Company generates cash flow from fees received from its borrowers for mortgage originations, the sale of mortgage loan in the secondary market and interest income on loans held for sale.

Management expects to increase its production of mortgage loans originations, through, among other things, increased advertising and promotion, expanded telemarketing capabilities and continued expansion into new markets. This expected increase in mortgage loan originations is expected to be funded by increased borrowings under Warehouse Facilities. The Company expects to renew or replace the current Warehouse Facilities when the current terms expire. The Company expects to meet its short-term and long-term liquidity requirements for operations and expansion generally through its cash flow provided by operations and common stock offering. The Company filed Registration Statement SB-2 with The Securities and Exchange Commission, on March 17, 1998, for the purpose of offering 1,300,000 shares of common stock at $2.50 per share. The effective date of the offering was May 15, 1998, and the Company received $2,185,000 in July, 1998. Based on the Company's currently proposed plans and assumptions relating to the implementation of its business strategy, the Company anticipates that the net proceeds of the offering will supplement the cash provided by operations and be sufficient to satisfy its contemplated cash requirements for at least twelve months, following the consummation of the offering. To the extent that additional borrowings under the Warehouse Facilities or other arrangements are not available on satisfactory terms, the Company will explore alternative means of financing, including raising capital through additional offerings of securities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                                  DESCRIPTION

a)  Exhibits


      27    Financial Data Schedule


b)  Reports

      *     Form 8-K dated March 5, 1998
      *     Post-Effective Amendment No. 1 to Form SB-2

      *     Incorporated by reference.

MPEL HOLDINGS CORP. (FORMERLY COMPUTER TRANSCEIVER SYSTEMS, INC.) AND SUBSIDIARY

                                 FORM 10 - QSB



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 19, 1998    By:  /s/ STEVEN M. LATESSA
                                -----------------------------------------
                                STEVEN M. LATESSA - President,
                                Principal Executive Officer



Dated:  August 19, 1998    By:  /s/ CARY WOLEN
                                -----------------------------------------
                                CARY WOLEN - Chief Operating Officer,
                                Treasurer and Principal Financial Officer