Form 10QSB
period 1998-09-30
MPEL HOLDINGS CORP
filed 1998-11-13
CIK 1048644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 1998

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

                    25 MELVILLE PARK ROAD, MELVILLE, NY 11747
                    (Address of principal executive offices)

                                 (516) 364-2700
              (Registrant's telephone number, including area code)



                 6851 JERICHO TURNPIKE, SYOSSET, NEW YORK 11791
         (Former Name and former Address, if Changed Since Last Report)

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                                       ---


     As of September 30, 1998, the registrant had 9,408,462 shares outstanding of common stock, $.01 par value. The shares of common stock represent the only class of common stock of the registrant.

                       MPEL HOLDINGS CORP. AND SUBSIDIARY


                                      Index


                                     PART I
                              FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets at
        September 30, 1998 (Unaudited) and December 31, 1997

        Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended September 30, 1998 and 1997
        (Unaudited)

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1998 and 1997 (Unaudited)

        Notes to Condensed Consolidated Financial Statements
        (Unaudited)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matter to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements


                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                    September 30,        December 31,
                                                                                        1998                 1997
                                                                                  ------------------   ------------------
                                                                                     (Unaudited)
ASSETS


     Cash and cash equivalents                                                 $            713,145   $          377,709
     Mortgage loans held for sale                                                         6,974,887            6,300,764
     Due from investors                                                                   5,743,418            6,959,131
     Other receivables and other assets                                                   1,160,919            1,684,676
     Due from stockholders                                                                  283,646              263,646
     Deferred offering costs                                                                      0              122,283
     Property and equipment-net                                                             670,681              508,624
                                                                                  ==================   ==================
                                                                               $         15,546,696   $       16,216,833
                                                                                  ==================   ==================




LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
     Warehouse line of credit                                                  $         10,987,157   $       10,532,994
     Loans closed to be disbursed                                                         1,529,550            1,989,264
     Notes Payable                                                                          891,899            1,241,652
     Subordinated debt                                                                      378,000              878,000
     Obligation under capital lease                                                         124,651              193,184
     Accounts payable and accrued expenses                                                1,175,525              786,158
                                                                                  ------------------   ------------------
                                                                                         15,086,782           15,621,252
STOCKHOLDERS' EQUITY
     Common stock-$.01 par value; authorized
       15,000,000; issued and outstanding
       9,368,462 and 9,408,462 shares at September
       30, 1998 and December 31, 1997, respectively,                                         94,085               80,560
     Additional paid-in capital                                                           2,941,089              591,723
     Accumulated deficit                                                                (2,575,260)             (76,702)
                                                                                  ------------------   ------------------
                                                                                            459,914              595,581
                                                                                  ------------------   ------------------
                                                                                  ==================   ==================
                                                                               $         15,546,696   $       16,216,833
                                                                                  ==================   ==================





                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                            Three Months Ended                           Nine Months Ended
                                                               September 30,                                September 30,
                                                       1998                 1997                    1998                 1997
                                                ------------------   ------------------      ------------------   ------------------

REVENUE:

     Mortgage origination, net                  $   2,199,956         $   1,653,554          $   6,644,409        $   5,291,388
     Interest earned                                  281,906               249,062                853,026              692,951
                                                ------------------   ------------------      ------------------   ------------------
TOTAL REVENUE                                       2,481,862             1,902,616              7,497,435            5,984,339
                                                ------------------   ------------------      ------------------   ------------------

EXPENSES:
     Commissions, wages and benefits                2,262,126             1,808,681              6,076,087            4,116,969
     Selling and administrative                       734,064               637,974              2,628,010            1,832,935
     Interest expense                                 433,803               274,079              1,291,896              712,484
                                                ------------------   ------------------      ------------------   ------------------
TOTAL EXPENSES                                      3,429,993             2,720,734              9,995,993            6,662,388
                                                ------------------   ------------------      ------------------   ------------------
OPERATING LOSS                                       (948,131)             (818,118)            (2,498,558)            (678,049)
Other income                                                0             1,000,000                      0            1,000,000
                                                ==================   ===================     ==================   ==================
NET GAIN (LOSS)                                   $  (948,131)           $  181,882           $ (2,498,558)         $   321,951
                                                ==================   =====================   ==================   ==================


     BASIC AND DILUTED GAIN (LOSS) PER SHARE        $   (0.10)             $   0.02                $ (0.29)            $   0.04
                                                ==================   ==================      ==================   ==================

     WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                           9,214,969             8,000,000              8,591,486            8,000,000
                                                ==================   ==================      ==================   ==================



                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)



                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        1998                 1997
                                                                                  ------------------   ------------------

CASH FLOW FROM OPERATING ACTIVITIES

     Net gain (loss)                                                           $        (2,498,558)     $        321,951

     Adjustments to reconcile net loss
     to net cash used in operating activities
       Shares issued in payment of interest expense                                               0               56,000
       Depreciation                                                                          91,283               79,773
       Compensation charge for stock purchase                                               341,232                    0
       Amortization of notes payable discount
         regarding warrants issued                                                          271,132                    0
       Net changes in:
         Due from investors                                                               1,215,713                    0
         Other receivables and other assets                                                 526,809          (1,159,176)
         Mortgage loans held for sale                                                     (674,123)          (1,597,570)
         Accounts payable and accrued liabilities                                           103,488            (162,191)
                                                                                  ---------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                     (623,024)          (2,461,213)

CASH FLOW USED IN INVESTING ACTIVITIES
         Purchase of fixed assets                                                         (253,340)            (267,167)
                                                                                  ------------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in warehouse line of credit                                                 454,163              836,608
     Net change in loans closed to be disbursed                                           (459,714)                    0
     Bank overdraft included in accounts payable                                            285,878                    0
     Advances from related parties                                                         (20,000)            (263,646)
     Repayments of obligation under capital lease                                          (68,532)                    0
     Changes in notes payable                                                             (620,885)            1,448,815
     Change in deferred offering costs                                                      122,283            (122,283)
     Net proceeds from sale of stock                                                      2,018,607                    0
     Change in subordinated debt                                                          (500,000)              878,000
                                                                                  ------------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 1,211,800            2,777,494
                                                                                  ------------------   ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       335,436               49,114

Cash and cash equivalents at beginning of period                                            377,709              328,897
                                                                                  ------------------   ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $            713,145     $        378,011
                                                                                  ==================   ==================





                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        1998                 1997
                                                                                  ------------------   ------------------


SUPPLEMENTAL DISCLOSURES:


     Cash paid for interest                                                    $            914,366     $         681,760
                                                                                  ==================   ==================

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements include the accounts of MPEL Holdings Corp. and its wholly-owned subsidiary, Mortgage Plus Equity and Loan Corp., a full service retail mortgage banker.

INTERIM FINANCIAL STATEMENTS

     The results of the interim period are not necessarily indicative of results to be expected for the entire fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included, such as normal accruals and elimination of significant intercompany balances and transactions, in consolidation. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's Post-Effective Amendment No. 1 to Form SB-2, filed with Securities and Exchange Commission on June 10, 1998.

COMMON STOCK OFFERING

     The Company filed Registration Statement SB-2 with The Securities and Exchange Commission on March 17, 1998, for the purpose of offering 1,300,000 shares of common stock at $2.50 per share (the "Offering"). The effective date of the Offering was May 15, 1998. To date, the Company has received $2,395,800 in net proceeds from the sale of these shares. The Company expects to receive an additional $854,200 from the net sale proceeds in the fourth quarter and will utilize substantially all of the net proceeds for working capital, expansion and debt repayment.

EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share calculations excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share have been computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period

STOCKHOLDERS' EQUITY

     On May 1, 1998, the estate of a deceased stockholder sold 420,220 shares to the Company's principal stockholders (who are the officers of the Company) for total consideration of $551,646. As a result of this transaction, the Company has recognized a one time compensation charge and credit to additional paid in capital of $341,232 representing the excess of the fair value of the shares (estimated at $2.50 per share) acquire by the officers over the purchase price.

INTEREST EXPENSE

     Interest expense includes $271,123, representing the amortization of a note payable discount, which resulted from the issuance of warrants to purchase 888,888 shares of common stock. The Company valued the warrants at $328,889 and reduced the note payable by the $328,889 discount, which is being amortized over the life of the note.

NEW ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earning or in other comprehensive income, depending on whether the derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS 133 will not have a material effect on the Company's results of operations or its financial position.

IMPACT OF YEAR 2000

     Like most corporations, the Company is reliant upon technology to run its business. Many computer systems process dates using two digits to identify the year, and some systems are unable to properly process dates beginning with the year 2000. The Company is currently assessing and addressing this "Year 2000" issue and does not believe the costs connected with this assessment will have a material adverse effect on the Company's results of operations. Non-compliance with the year 2000 issue by third parties with whom the Company has a relation will not have a material effect on the Company's business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences are: increased competition; increase in unemployment or other changes in domestic economic conditions which adversely effect the sale on new and used homes; changes in interest rates; changes in government regulations effecting consumer credit and other risks factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" on page 8 of the Post-Effective Amendment No. 1 to Form SB-2 filed on June 10, 1998.

                       MPEL HOLDINGS CORP. AND SUBSIDIARY


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company, through its wholly owned subsidiary, Mortgage Plus, is a full service retail mortgage banking company providing a broad range of residential mortgage products, since 1987, (including first mortgages, second mortgages and home equity loans) to (i) prime, or "A" credit, borrowers who qualify for conventional mortgages (including loans which conform to the standards of certain institutional investors, such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC")), (ii) borrowers who are classified as sub-prime, or B/C credit borrowers, and (iii) borrowers who qualify for mortgages insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA").

     The following is management's discussion and analysis of certain significant factors which have effected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

     The  three-month   period  ended  September  30,  1998,   compared  to  the
three-month period ended September 30, 1997

     MORTGAGE ORIGINATION. The Company increased its mortgage loan origination volume to $45.0 million during the three month period ended September 30, 1998 from $33.3 million during the corresponding period of 1997, an increase of 35.1%. This increase in mortgage loan origination volume was primarily due to origination volume at new branches and increased origination volume at existing branches, resulting from expanded marketing campaign which included increased telemarketing, television exposure and loan officers.

     REVENUE. Mortgage origination, net, increased $546,402 or 33.0% to $2,200.0 million. The increase was due to increased volume of operations and the expansion program. Interest income increased $32,844, or 13.2% to $281,906. The increase was due to increased volume of operations and higher percentage of "B/C" credit-rated mortgage loans.

     EXPENSES. Commissions, wages and benefits increased $453,445, or 25.1% to $2,262.1 million. The increase in commissions, wages and benefits was primarily due to an increase in sales staff and administrative personnel required to process the increased volume of mortgage loan originations and new branch start-up expenses. As of September 30, 1998, the Company had 153 employees as compared to 118 employees as of September 30, 1997. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses increased $96,090, or 15.1% to $734,064. This increases was due to increased volume of operations and start up expenses of new branches. Interest expense increased $159,724, or 58.3% to $433,803. This increase was due to increased volume of operations and amortization of notes payable discount regarding warrants issued.

     The nine-month period ended September 30, 1998, compared to the nine-month period ended September 30, 1997

     MORTGAGE ORIGINATION. The Company increased its mortgage loan origination volume to $143.8 million during the nine-month period ended September 30, 1998 from $100.1 million during the corresponding period of 1997, an increase of 43.7%. This increase in mortgage loan origination volume was primarily due to increased origination volume at existing branches and origination volume of new branches.

     REVENUE. Mortgage origination, net, increased $1,353.0 million, or 25.6% to $6,644,409. The increase was due to increased volume of operations and the expansion program. Interest income increased $160,075, or 23.1% to $853,026. The increase was due to increased volume of operations and higher percentage of "B/C" credit-rated mortgage loans.

     EXPENSES. Commissions, wages and benefits increased $1,959.1 million, or 47.6% to $6,076.1 million. The increase in commissions, wages and benefits was primarily due to an increase in sales staff and administrative personnel required to process the increased volume of mortgage loan originations and new branches start up expenses. Selling and administrative expenses, which consist of occupancy, marketing supplies, selling and other expenses increased $795,075, or 43.4% to $2,628.0 million. This increase was due to increased volume of operations and start up expenses of new branches. Interest expense increased $579,412, or 81.3% to $1,291.9 million. This increase was due to increased volume of operations and amortization of notes payable discount regarding warrants issued.

     Under the expansion program, the Company expanded existing branches and opened several new branch offices in Puerto Rico, Arkansas, Missouri, Ohio and Illinois.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash flow from operations, warehouse credit facility and stock offering. The cash flow from operations consists of fees received from its borrowers for mortgage originations, the sale of mortgage loan in the secondary market and interest income on loans held for sale. The Company's primary operating cash requirements include the funding or payment of: (i) loan originations; (ii) interest expense incurred on borrowings under its warehouse facility; (iii) capital expenditures; (iv) personnel and commission costs; and (v) other operating and administrative expenses.

     Management expects to increase its production of mortgage loans originations, through, among other things, increased advertising and promotion, expanded telemarketing capabilities and continued expansion into new markets. This expected increase in mortgage loan originations is expected to be funded by cash flow from operations and increased borrowings under warehouse facilities. To the extent that additional borrowings under the warehouse facilities or other arrangements are not available on satisfactory terms, the Company will explore alternative means of financing, including raising capital through additional offerings of securities.

     In August 1998, the Company entered into a $10,000,000 warehouse credit facility with Green Shield Limited, L.L.C. ("Green Shield") for a one year term. The facility, a revolving credit facility, permits the Company to borrow to originate mortgage loans, repay and borrow again to originate additional mortgage loans. Interest is charged on the outstanding principal balance at prime plus 1.5%. The term of the facility may be extended by the Company and Green Shield.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     MPEL is involved as a party to certain legal proceedings incidental to its business. MPEL believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

          27               Financial Data Schedule


b)  Reports

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  November 13, 1998    By:    /s/ STEVEN M. LATESSA
                                -----------------------------------
                                STEVEN M. LATESSA - President,
                                Principal Executive Officer



Dated:  November 13, 1998    By:    /s/ CARY WOLEN
                                ------------------------------------
                                CARY WOLEN - Chief Operating Officer,
                                Treasurer and Principal Financial Officer