Form 10KSB
period 1998-12-31
MPEL HOLDINGS CORP
filed 1999-04-01
CIK 1048644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number.: 0-3825

                               MPEL HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

         New York                                         22-1842747
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                    25 MELVILLE PARK ROAD, MELVILLE, NY 11747
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (516) 364-2700

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     As of March 24, 1999, the Company had 11,201,142 shares of common stock, par value $.01 per share (the "Common Stock"), outstanding. The shares of Common Stock represent the Company's only class of Common Stock. The Company's revenues for its most recent fiscal year were $10,712,786.

Forward Looking Information

     The statements included in this Annual Report on Form 10-KSB regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions and other risks and uncertainties described in this Annual Report on Form 10-KSB and in MPEL Holding Corp.'s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


                                     PART I

ITEM 1.  BUSINESS

General

     MPEL Holdings Corp. ("MPEL"), through its wholly owned subsidiary, Mortgage Plus Equity & Loan Corporation ("Mortgage Plus", and together with MPEL, the "Company"), is a full service retail mortgage banking company which provides a broad range of residential mortgage products (including first mortgages, second mortgages and home equity loans) to (i) prime, or "A" credit, borrowers who qualify for conventional mortgages (including loans which conform to the standards of certain institutional investors, such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC")), (ii) borrowers who are classified as sub-prime or "B/C" credit, borrowers, and (iii) borrowers who qualify for mortgages insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). The Company is headquartered in Melville, New York and has a total of 8 retail branches (the "Branch Network") in 5 states: Connecticut (1), New Jersey (1), New York (3), Missouri (1), Ohio (1), and the Commonwealth of Puerto Rico (1). The Company is also a licensed mortgage banking company in 9 additional states.

     On March 5, 1998, Mortgage Plus merged (the "Merger") with a wholly-owned subsidiary of Computer Transceiver Systems, Inc. ("CTS"), a New York corporation, in a transaction that resulted in (i) Mortgage Plus stockholders receiving a total of 8,056,000 shares of CTS (representing 97% of all of the issued and outstanding shares of CTS) and (ii) Mortgage Plus becoming a wholly-owned subsidiary of CTS. Immediately following the Merger, Steven M. Latessa, Cary Wolen and Jon Blasi were elected to the Board of Directors of CTS and CTS changed its name to MPEL Holdings Corp. Prior to the Merger, CTS and its wholly-owned subsidiary had no employees, engaged in no business activity and had only nominal assets and liabilities. At the time of the Merger, the 338,142 shares of CTS' Common Stock were owned by approximately 745 holders of record, CTS' Common Stock was traded on the OTCBB under the symbol CPTT, and the high/low price through the date of the Merger was $0.25 per share. Immediately following the Merger, the Company changed its ticker symbol and began trading on the OTCBB under the symbol MPEH. At present, the Company's Board of Directors consists of Steven M. Latessa, Cary Wolen and Daniel Intemann.

     On June 19, 1998, the Company completed a public offering of 1.3 million shares of Common Stock at a price of $2.50 per share (the "Offering"). After paying the costs of the Offering of approximately $700,000, the Company received approximately $2.7 million. The Company uses these net proceeds: (a) for telemarketing and advertising, (b) to repay indebtedness, (c) to purchase computers and equipment, (d) to increase its mortgage originations, and (e) for general working capital purposes.

     From its inception in 1987 through mid-1994, Mortgage Plus operated as a licensed mortgage broker, principally in New York. Since obtaining its mortgage banking license in New York in 1994, the Company has experienced growth in its mortgage banking activities, originating $43.3 million, $58.0 million, $108.2 million, $133.5 and $164.2 million in mortgage loans for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 respectively. This growth has been due primarily to Mortgage Plus' expansion into additional geographic markets, its focus, since mid-1996, on mortgage products for "B/C" credit-rated borrowers, and a substantial increase in loans to FHA/VA borrowers. "B/C" and FHA/VA loan volume has grown steadily since 1995, with loans to "B/C" borrowers, accounting for 34.5% of total loan origination volume for the year ended December 31, 1998, compared to 7.4% for the year ended December 31, 1995, and loans to FHA/VA borrowers accounted for 22.2% of total loan origination volume for the year ended December 31, 1998 as compared to 9.2% for the year ended December 31, 1995.

     The Company is an active originator of prime, sub-prime and FHA/VA residential first mortgages in its markets to individual borrowers on a retail basis. Loan officers within the Branch Network deal directly with mortgage customers who are initially identified through telemarketing operations, advertising, direct mail, promotional materials and educational seminars or who are referred by local real estate agents, builders, accountants, financial planners, attorneys and mortgage brokers.

     The growth of the Company's mortgage lending to "B/C" credit borrowers reflects (i) the Company's focus on such customers since mid-1996, (ii) the Company's prompt and responsive service to its customers, (iii) the demand for sub-prime mortgage products, (iv) the availability to the Company of capital for these mortgage banking products in the form of warehouse lines of credit, and
(v) the development, on an industry-wide basis, of a large secondary market of institutional investors who compete to purchase mortgages from the Company and other mortgager originators. Most "B/C" credit borrowers have impaired credit, although "B/C" credit borrowers also include individuals whose credit histories are not adverse but are seeking an expedited mortgage process or persons such as the self-employed, who have difficulty verifying their income. The Company expects that "B/C" credit-rated loans will become an even greater portion of its total loan originations since such loans, have generated greater revenue to the Company than "A" credit-rated loans. Furthermore, the Company believes that the demand for loans by "B/C" credit borrowers is less sensitive to general levels of interest rates or home sales and therefore less cyclical than demand for loans by "A" credit-rated borrowers. Nevertheless, the Company's "B/C" mortgage lending activities are subject to significant risks, including risks related to the competition from an increasing number of lenders who are also seeking "B/C" credit borrowers, and the risks associated with lending to credit impaired borrowers.

     For the year ended December 31, 1998, the Company had revenues of $10.7 million, compared to $8.0 million for the year ended December 31, 1997 and $6.0 million for the year ended 1996. The Company's revenues are generated from the fees it charges borrowers on the origination of mortgage loans, the premiums paid by institutional investors when they purchase the loans from the Company and interest earned during the period (generally fewer than 30 days) the loans are held for sale to institutional investors. The Company does not sell mortgage loans in "securitization" transactions, but rather sells loans either on an individual "whole loan" basis or pooled in groups to financial institutions at fixed prices, usually on a non-recourse basis for a cash premium. The Company sells its mortgages to institutional investors on a "servicing-released" basis, i.e. the purchaser assumes the obligations of servicing the loan and thereby avoids the administrative expenses of managing a servicing portfolio, and the associated foreclosures, delinquencies and resales of residential real estate.

Growth Strategy

     The Company's growth strategy includes the following elements:

     o  Increasing   mortgage   originations  to  sub-prime   borrowers  through
recruiting experienced loan officers, increasing telemarketing and direct mail to target audiences;

     o Expanding the Company's operations in the Commonwealth of Puerto Rico by developing strategic alliances with financial institutions and mortgage bankers and brokers; and

     o Expanding the Company's geographic coverage for mortgage originations through additions to the Branch Network, the development of strategic alliances with financial institutions, mortgage bankers and brokers and possible acquisitions.

Expansion through Controlled Growth

     Over the next 3 years, the Company's primary focus will be to increase profits through controlled growth. The Company will continue to develop and grow its niche programs while focusing on higher profit margin loans. The Company fully expects to increase the productivity level of each office and each individual loan officer. After completing the current cost containment programs, the Company intends to maintain the optimum number of employees and increase operating efficiencies.

Expansion through Strategic Alliances and Acquisitions

     The Company has expanded its loan origination capabilities through internal growth. In the future, the Company intends to grow through the creation of strategic alliances with other retail mortgage lenders and through acquisitions. The Company believes that acquisitions will help the Company accelerate its rate of growth and will enable the Company to realize significant economies of scale in the mortgage business. The Company intends to aggressively pursue acquisitions which complement its existing business. As of this date, the Company has not entered into any commitments for any strategic alliance or acquisition.

     This strategy is intended to create synergies between several non-related companies serving the same customer base. Management believes that such strategy will significantly add to shareholder value.

     One of the Company's primary strategies for growth is to create a financial services holding company, which the Company anticipates will:

     o Provide one-stop shopping for all financial products;

     o Create operational and financial economies of scale;

     o Substantially improve profit margins by consolidating overhead;

     o Enhance the Company's ability to cross-sell financial products to a growing customer base;

     o Promote customer loyalty;

     o Provide investment diversity and protection from market fluctuations; and

     o Enhance the internal rate of return and capital appreciation to shareholders.


Geographic Expansion

     The Company currently has a Branch Network of 8 retail branch offices in 5 states and the Commonwealth of Puerto Rico ("Puerto Rico") as of the date hereof. The Company is currently licensed as a mortgage banking company and doing business in 9 additional states, with applications to become licensed pending in an additional state. The Company plans to continue the expansion of its Branch Network as opportunities present themselves. Additional branch offices will allow the Company to focus on developing contacts with individual borrowers, local brokers and referral sources, such as accountants, attorneys and financial planners, with a view toward expanding its direct consumer loan business. In addition, the Company's expansion strategy involves: (i) targeting cities where the population density and economic indicators are favorable for lending; and (ii) testing the target market prior to the establishment of a branch office, where local regulations permit, via newspaper, radio and direct mail advertising.

     New locations are carefully selected. Most are in close proximity to offices of prominent local realtors. All of the offices are operated under leases which have terms of less than 6 years and are managed by personnel either trained at the Company's headquarters in Melville, New York or who possess prior industry experience. The amount of space under these leases is based on projected short to intermediate term needs, rather than committing Company resources for an excessively long term. New locations are carefully selected to provide either for continuous in-state or related state expansion, while others are intended to compliment new state licenses and/or new markets.

     The Company carefully evaluates several criteria as new offices are considered, including income trends, employment data, housing affordability, median sales prices of homes, single-family permits, local contacts, management availability, and other housing-related characteristics.

     Notwithstanding the Company's expansion of its Branch Network, approximately 90% of all of the mortgage loans originated by the Company for the year end December 31, 1998 were to borrowers in New York, New Jersey and Missouri and the Company's origination business is likely to contain a high concentration in such areas for the foreseeable future.

     Puerto Rico. In November 1996, the Company opened a sales office in the Commonwealth of Puerto Rico to originate loans to "A" credit-rated borrowers. The sub-prime credit-rated mortgage originations in Puerto Rico are similar to the mortgage originations in the Continental United States, although the secondary market for sub-prime mortgages is not as developed as the market for such mortgages in the Continental United States. The Company believes that Puerto Rico offers an opportunity to increase its sub-prime mortgage originations, since Puerto Rico has high levels of home ownership and there is currently a lack of competition from other lenders for sub-prime credit mortgages. For the 14 month period through December 31, 1997, the Puerto Rico office originated mortgage loans totaling $4,350,425. In the 12 month period ending December 31, 1998, the Puerto Rico office originated $8,035,080 in closed loan volume.

     The trend towards purchasing single-family homes and the market pricing structure has greatly benefited from Puerto Rico's mortgage banking market. The growth in single-family housing is being driven by Puerto Rico's favorable demographics, limited available terrain and historical infrastructure investment. A comprehensive study prepared for the Puerto Rico Bankers Association (in March 1994) concluded that Puerto Rico faced a significant housing deficit of 88,571 units and strong annual demand for over 18,000 units.

     Puerto Rico's favorable demographics include a strong predisposition towards home ownership. The above-mentioned study revealed that Puerto Ricans may prefer to use real estate, as opposed to financial securities, for savings purposes. The local government also encourages home ownership by providing low-income and affordable housing programs, as well as property tax exemptions. These factors have resulted in Puerto Rico having a higher home ownership percentage than the Continental United States (72.1% vs. 64%).

     The limited supply of land suitable for development also fuels the housing market. Puerto Rico is very mountainous and a great portion of the total population lives in the northern section of the island in the corridor covering Arecibo to Fajardo and Caguas. Sixty five percent of the population resides in San Juan, Carolina and Bayamon. The impact of geography is clearly evidenced by Puerto Rico's substantially higher population density. Puerto Rico has 1,029 inhabitants per square mile, as compared to 69 for the Continental United States, according to 1990 census figures. These factors have combined to produce a healthy appreciation in single-family home prices.

     Infrastructure investment (or lack thereof) has also played a role in strengthening Puerto Rico's housing market. In 1985, the U.S. District Court for Puerto Rico decided to restrict connections to 38 water treatment plants that it found to be operating above capacity. This decision resulted in infrastructure bottlenecks for many housing projects. Construction in Puerto Rico was, to some extent, artificially restricted while the Puerto Rico Aqueducts and Sewers Authority made significant investments in new capacity. The restrictions were lifted in 1993, and developers are now making up for lost time.

     The Puerto Rican economy continued to be strong in 1998. The gross domestic product continued to grow, and housing prices increased. About 72% of Puerto Rican families are homeowners as reported by the Puerto Rico Chamber of Commerce. Traditional family values continue to be based, in part, on home ownership. Real estate values are stable in Puerto Rico due to a significant scarcity of land for future development and the demand for new housing, which is derived from new generations of young Puerto Ricans entering the housing market and step-up buyers looking for higher living standards for their families.

     The Company began originating sub-prime mortgages in January 1997. This initiative was fostered by the Puerto Rico government's decision to relax interest rate ceilings on conventional mortgages in mid-1996. These loans typically carry coupons in the 12% to 13% range, with an average loan-to-value ratio of 60%. The Company, given its origination experience with FHA/VA borrowers, is perfectly positioned to take advantage of this opportunity. Management is actively exploring the possibility of selling these originations to lenders on a correspondent basis or in the secondary market in the Commonwealth of Puerto Rico or the Continental United States. Furthermore, in 1998 the Company entered into a sub-servicing agreement with Banco Popular, the largest bank lender and the largest branch network on Puerto Rico. This alliance is extremely important for 3 reasons: (i) 80 to 90% of mortgagors on Puerto Rico pay their mortgage each month in person; (ii) this may enable the Company to eventually securitize these loans which will generate additional fee income to the Company; and (iii) this will allow the Company to position itself as a key originator of sub-prime mortgages.

     In addition, the emergence of construction loans has opened new opportunities for mortgage lenders. The government of Puerto Rico is committed to building and delivering 2,000 new living units by the end of 1999. To do so, the government has enacted special laws allowing the private sector to develop turn key products of low cost housing units. Through this program, a developer builds a project which is already sold to the participant, who in turn executes individual mortgages for the acquisition of their individual units.

     The Company has developed key government and commercial relationships in Puerto Rico with parties involved in building thousands of low-to-moderate income housing units. The Company estimates that these projects alone will add an incremental $100 million in annual loan originations per year by 2000.


Products and Services

     Through its Branch Network of 8 offices, the Company offers a broad array of mortgage products to "FHA/VA", "A" and "B/C" borrowers. The Company's mortgage products include fixed rate and adjustable rate loans for the purchase and/or refinancing of residential properties.

     Loan Originations to Borrowers. The Company's mortgage products are designed to respond to consumer needs and competitive factors as well as the requirements mandated by prospective purchasers of these loans. These products include fixed-rate 15-year and 30-year mortgages offered in several formats. The Company also offers various adjustable rate mortgages ("ARMS"), including loans with balloon payments and various amortization schedules. Accordingly, some loans may have relatively short maturity dates (such as 5 or 7 years) with longer amortization schedules (such as 25 to 30 years). Applicants have a choice of electing to "lock-in" their interest rates as of the application date or thereafter or to accept a prevailing interest rate at closing. A prevailing interest rate is subject to change in accordance with market interest rate fluctuations and is set by the Company three to 5 days prior to closing.

     The Company's mortgage products are tailored (with varying down payment requirements, loan-to-value ratios ("LTV") and interest rates) based upon the borrower's particular credit classification and the borrower's willingness or ability to meet varying income documentation standards. These document standards include: (i) the full income documentation program, pursuant to which a prospective borrower's income is evaluated based on tax returns, W-2 forms and pay stubs; (ii) the limited income documentation program, pursuant to which a prospective borrower's income is evaluated based on bank statements and profit and loss statements; (iii) the stated income program, pursuant to which a prospective borrower's employment, rather than income, is verified; and (iv) the no ratio loan program, pursuant to which a prospective borrower's credit history and collateral values, rather than income or employment, are verified. These loan variations give the Company the flexibility to loan funds to a wider range of borrowers.

     Mortgages Insured or Guaranteed by Government Agencies. The Company has been designated by the U.S. Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the FHA and an automatic endorser of loans partially guaranteed by the VA, and can offer FHA or VA mortgages to qualified borrowers. As a direct or automatic endorser, the Company can originate loans insured or guaranteed by those agencies without prior approval. Generally, FHA and VA mortgages are available to borrowers with low/middle incomes and impaired credit classifications for properties within a specific price range. FHA mortgages must be underwritten within specific governmental guidelines, which include income verification, borrower asset, borrower credit worthiness, property value and property condition. Because these guidelines require that borrowers seeking FHA-insured mortgages submit more extensive documentation and the Company perform a more detailed underwriting of the mortgage than prime credit mortgages, the Company's origination fees for these mortgages are generally higher than a comparable sized mortgage from a prime credit-rated borrower. FHA/VA loans are available on terms of 15 or 30 years.

     FNMA/FHLMC Mortgages. The Company offers mortgage products that conform to the underwriting guidelines of FNMA and FHLMC. Although the Company does not currently sell these mortgages directly to FNMA and FHLMC, the Company attempts to conform substantially all of the conventional loans which it originates to their guidelines because they are readily marketable to institutional investors.


Sales of Mortgage Loans

     The Company follows a strategy of selling for cash, generally within 30 days following the date of a mortgage origination, all of the loans it originates (and related servicing rights) to institutional investors, usually on a non- recourse basis. This strategy allows the Company to (i) generate cash revenues (which includes, in most cases, a premium over the face amount of the loans to be sold), (ii) reduce the Company's exposure to interest rate fluctuations, and (iii) substantially reduce any potential expense or loss in the event the loan goes into default after the first month of its origination. The non-recourse nature of the Company's loan sales does not, however, entirely eliminate the Company's default risk, since the Company may be required to repurchase a loan from the investor or indemnify an investor if the borrower fails to makes its first mortgage payment or if the loan goes into default and the Company is found to be negligent in uncovering fraud in connection with the loan origination process.

Specific Classifications of Various Mortgage Loans

     Mortgage loans are classified by the Company according to a number of factors related to the borrower and to the underlying property to be financed. These factors are based on government, industry and institutional standards and experience, and are widely employed by mortgage lenders as well as mortgage investors in the secondary trading market. Government agencies classify mortgage loans in order to assess those which qualify for certain government-sponsored programs and enable purchasers of mortgages to resell them in the form of asset-backed securities. These classifications help create and maintain a substantial liquid secondary market for these financial assets. This liquidity in turn ensures that lenders and borrowers will be able to access the mortgage market.

     The Company's underwriters follow guidelines established by various government agencies and institutional investors. Loan applications are classified according to certain characteristics such as collateral, loan size, various debt ratios, LTV, credit history and term of the loan. Loan applicants with less than favorable credit ratings may be offered loans with higher interest rates, lower LTV ratios, and higher origination fees than applicants with more favorable credit ratings. These higher fees reflect the somewhat higher risks associated with these loans.

     The Company has established classifications with respect to the credit profiles of loans to sub-prime borrowers based on certain of the applicant's characteristics. Each applicant for a sub-prime loan is placed into one of three letter credit risk categories, credit grade "A" through "C." Ratings are based upon a number of factors, including the applicant's credit history, the value of the property and the applicant's employment status, and are subject to the discretion of the Company's underwriting staff. Terms of loans made by the Company, as well as the maximum LTV and debt service-to-income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees.

     The following table shows mortgage loan origination volume by type of loan for each of the 5 years ended December 31, 1994, 1995, 1996, 1997 and 1998.




                                                        Year ended December 31,
                             -----------------------------------------------------------------------------------
                                  1994             1995             1996              1997             1998

                             -----------------------------------------------------------------------------------

Conventional Loans:
  Volume                      $43,293,573      $48,366,929       $48,102,840       $47,428,400      $71,103,963
  Percentage of total volume     100.0%             83.4%             44.5%             35.5%            43.3%

FHA/VA Loans:
  Volume                            --          $5,323,313       $24,810,101       $33,324,400      $36,448,166
  Percentage of total volume        --               9.2%             22.9%             25.0%            22.2%

Sub-Prime Loans:
   Volume                           *           $4,284,375       $35,290,148       $52,748,500      $56,649,594
   Percentage of total volume       *                7.4%             32.6%             39.5%            34.5%

Total Loans:
   Volume                     $43,293,573      $57,974,617      $108,203,089      $133,501,300     $164,201,723
   Number of loans                    329              503             1,073             1,585            1,787
   Average Loan Size             $131,591         $115,257          $100,841           $84,228          $91,887


* For the referenced periods,  sub-prime loans represented less than two percent
of  the  Company's  loan   originations   and  are  included  in  the  Company's
conventional loans.


Marketing and Sales

     The principal target of the Company's marketing programs are residential home owners and home buyers. The Company uses a combination of direct marketing and third party contacts through real estate professionals, such as real estate brokers, attorneys, accountants, and financial planners to develop new business.

     The Company's marketing programs, at both the corporate and the branch office level, include market-sensitive advertising in key newspapers and other publications, public relations, promotional materials customized for consumers and real estate professionals, collateral materials supporting particular product promotions, educational seminars, trade shows, telemarketing, and sponsoring or promoting other special events. The Company also conducts seminars in conjunction with other real estate professionals, targeting potential home buyers. All of the Company's loan representatives, consisting of approximately 45 commissioned salespersons, support these activities with extensive personal contact.

     Telemarketing. In January 1997, the Company formed its Retail/Telemarketing Division to solicit loans directly from prospective borrowers. The Company believes that the Retail/Telemarketing Division represents a significant opportunity to expand origination volume by marketing directly to borrowers. The division currently employs 24 telemarketers, who utilize telephone lists from various sources.

     Customer Service. A key element of the Company's marketing strategy, as well as its operational philosophy, is to provide outstanding service to its customers. The Company emphasizes promptness and professionalism in all its dealings with customers. The Company believes that its ability to quickly process loan applications provides an advantage over many banks, finance companies, other mortgage banking firms and mortgage brokers. The Company believes that its response to a potential mortgage customer, from the Company's receipt of a loan application to its issuance of a final lending commitment, is among the quickest in the industry. This capability, together with the breadth of the Company's product offerings, has enabled the Company to distinguish itself in a competitive market and thereby achieve growth in revenues and profits.


Operations

     Loan Approval Process. All loan applications are forwarded to Melville, New York for processing, underwriting and closing. This centralization allows the Company to maintain efficiency and uniformity in processing, as well as quality control over all loans.

     The Company's review of a loan application and the related underwriting process leading to loan approval generally includes matters such as verification of an applicant's income and bank deposits, review of a credit report from a credit reporting agency, receipt of a preliminary title report, receipt of a real estate appraisal, verification of the accuracy of the applicant's information, and compliance with the Company's underwriting criteria and those of either FHA, VA and/or institutional investors. After underwriting approval of an "A" credit-rated loan, the Company issues a written loan commitment to the applicant which sets forth, among other things, the loan amount, interest rate, fees, funding conditions and approval expiration dates. After underwriting approval of a sub-prime credit-rated loan, the Company issues a pre-approval letter subject to completion of underwriting conditions.

     Loan Funding and Borrowing arrangements. The Company has a $10 million warehouse line of credit expiring September 1, 1999, which is renewable annually and collateralized by specific mortgage loans held for sale and amounts due from mortgage loan investors. Interest is variable based on the prime rate and type of collateral. This warehouse line of credit is personally guaranteed by the Company's principal shareholders and contains certain covenants requiring, among other things, minimum adjusted net worth.

     The Company has a warehouse line of credit with a commercial bank, expiring March 1999. The Company does not anticipate the renewal of this warehouse line of credit. The Company does not anticipate the expiration of this warehouse line of credit to have a significant impact on the Company's liquidity since the Company recently acquired a new $10 million warehouse line in February 1999. As of December 31, 1998, $1,574,689 was outstanding and guaranteed by the Company's principal stockholders.

     On February 10, 1999, the Company entered into an additional $10 million warehouse line of credit with another lender. This warehouse line of credit is personally guaranteed by the Company's principal stockholders and may be canceled by the lender upon 30 days notice.

     Sale of Loans. The Company markets and sells loans it originates to various financial institutions, including, but not limited to, insurance companies, banks, savings and loans and finance companies in the secondary market. "A" credit-rated loans are sold individually or in small groups of less than 10 loans. Sub-prime, or "B/C" credit-rated loans are sold in pools of $1 to $2 million face amount of mortgages. Both "A" and "B/C" credit-rated loans are sold in privately-negotiated transactions. The Company is not required to deliver any preset amount of loans to any of its investors, and therefore does not have any fixed dollar commitments to any investor. However, the Company has arrangements with certain of its institutional investors that require the investor to purchase all loans which meet that investors guidelines for originating "A" credit-rated loans.

     The Company sells its loans to institutional investors with customary representations and warranties covering loans sold. The Company may be required to repurchase loans pursuant to its representations and warranties. The Company also may be obligated to repurchase a loan if a default occurs within the first month following the date it was originated or if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower. To date, the Company has never been required to repurchase a loan. In addition, in certain circumstances, if a loan is repaid within the first 12 months of the sale of the loan, the Company may be responsible for a partial repayment of premiums. To date, the amount of premiums that have been repaid in any year has been less than $40,000.

     Revenue Generated Upon Sale of the Loan. The Company's sale of mortgage loans, together with servicing rights, to institutional investors generates revenues based on the difference between the value of the loan to the investors (which includes a servicing release premium, which is typically between 1% and 2 1/2% of the mortgage's principal amount) and the Company's cost basis for such loan, which is generally the principal amount of the loan funded by the Company adjusted for origination fees and costs. The Company attempts to maximize its revenue on loan sales by closely monitoring institutional purchasers' requirements and focusing on originating the types of mortgage loans for which institutional purchasers tend to pay higher prices.

     The Company does not currently pool and sell its mortgage originations as asset-backed securities. However, the Company believes that a securitization specific to Puerto Rico offers the Company an entry into the securitization market. In addition, securitizations for Puerto Rico can probably be done at the $25 to $50 million level, versus about $100 million for the United States.

     Quality Control. A significant element of the Company's quality control process is that the Company's underwriting personnel function independently of the Company's loan officers. The Company believes that the implementation and enforcement of its comprehensive underwriting guidelines and its quality control program are a significant element in the Company's ability to originate quality loans that are attractive to the secondary market. The Company's quality control process examines branch offices and approximately 10% of all loans that were originated in order to enhance the ongoing evaluation of the loan processing function. In conducting branch examinations, the quality control process reviews the loan applications for compliance with federal and state and any institutional lending standards, which may involve reverifying employment and bank information and obtaining separate credit reports and property appraisals. The quality control reports are submitted directly to an executive officer of the Company.

     The Company has a training program for its sales and loan production personnel through in-house classes which cover all aspects of making a loan. Supervisory and other key personnel at the various branch offices are often brought to the Melville headquarters for extensive training; they in turn conduct appropriate training at the local office level.


Competition

     The mortgage banking industry is highly competitive across the United States and within the states where the Company conducts business. The Company's competitors include financial institutions, such as other mortgage bankers, state and national commercial banks, savings and loan associations, credit unions, insurance companies, and other finance companies. Most of these competitors are substantially larger and have considerably greater financial, technical, and marketing resources than the Company. In addition, many financial service organizations have formed networks for loan origination.

     Competition in the mortgage banking industry can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates. The Company believes that it is able to compete on the basis of providing prompt and responsive service and offering competitive loan programs to borrowers. The Company's underwriters have the flexibility to deviate from the Company's underwriting guidelines when an exception or upgrade is warranted by a particular loan applicant's situation, such as evidence of a strong mortgage repayment history relative to a weaker overall consumer-credit repayment history.

     Since there are significant costs involved in establishing a network of retail branches, such as the Company's Branch Network, there are potential barriers to market entry for any company seeking to provide a full range of mortgage banking services. No single lender or group of lenders has, on a national level, achieved a dominant or even a significant share of the market with respect to loan originations.


Information Systems

     The Company continues to design and integrate into its operations the ability to access critical information for management on a timely basis. The Company uses various software programs designed specifically for the mortgage lending industry. Each branch office provides headquarters and senior management with productivity and other key data. The information system provides weekly and monthly detailed information on loans in process, fees, commissions, closings, detailed monthly financial statements and all other aspects of running and managing the business.

Year 2000 Compliance

     The Company recognizes the need to ensure that its operations and systems (including information technology ("IT") and non-information technology ("non-IT") systems will not be adversely affected by Year 2000 ("Y2000") hardware and software issues. The Y2000 problem is the result of the computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Y2000 problem affects the Company's installed computer systems, software applications and other business systems that have time sensitive programs.

     The Company has conducted a review of its IT and non-IT systems to identify those systems that could be affected by the Y2000 problem. Modifications to the Company's systems as a result of the findings have been completed. Testing of these modifications will be completed by September 1999. If the Company's major suppliers, or others, with whom the Company does business, experience problems related to the Y2000 issue, the Company's business, financial condition or results of operations could be materially adversely affected. Based on its current estimates and on information currently available, the Company does not anticipate that the costs associated with Y2000 compliance issues will be material to the Company's financial position or results of operation.

     The Company believes that its Y2000 project will allow it to be Y2000 compliant in a timely manner. There can be no assurances, however, that the Company's information systems or those of a third party on which the Company relies will be Y2000 compliant by the year 2000. An interruption of the Company's ability to conduct its business due a Y2000 readiness problem could have a material adverse affect on the Company's business, operations or financial condition. There can be no guarantee that the Company's Y2000 goals or expense estimates will be achieved, and actual results could differ.


Government Regulations

     The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules and regulations impose obligations and restrictions on the Company's loan originations, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure to the Company's customers, prohibit discrimination and impose multiple qualification and licensing obligations on the Company. The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted and are also subject to various federal laws, including the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, the Homeownership and Equity Protection Act of 1994, the Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, the Fair Credit Reporting Act of 1970, the Real Estate Settlement Procedures Act of 1974 and Regulation X promulgated thereunder, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C promulgated thereunder and the Federal Debt Collection Practices Act, as well as other Federal and State statutes and regulations affecting the Company's activities.

     These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to revocation of its mortgage banking license in the states where the Company is licensed and loss of approved status for participation in government sponsored programs (such as the FHA and VA loans), demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions by federal and state governmental agencies. See "Business--Government Regulation."

     Although the Company believes that it has systems and procedures to insure compliance with these requirements and believes that it is currently in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations or that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance substantially more difficult or expensive. In the event that the Company is unable to comply with such laws or regulations, its business, prospects, financial condition and results of operations may be materially adversely affected.

     Members of Congress, government officials and political candidates have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans, the interest on which may be currently tax deductible, are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, some of the competitive advantage of such loans when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for mortgage loans of the kind offered by the Company.

Employees

     As of December 31, 1998, the Company had approximately 116 employees, of which 96 were full-time and 20 were part-time employees. Of these, approximately 62 were employed at the Company's Melville, New York headquarters, and 47 were employed at the Company's branch offices. Approximately 45 of the Company's employees are commission-based loan officers. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company maintains 8 leased locations in 5 states and the Commonwealth of Puerto Rico. All of the Company's leases are for terms of 6 years or less in order to minimize capital requirements and retain operating flexibility. The table below provides details as to each location.


City/State          Location                     Square Feet      Current       Cost Per            Lease             Office Type
                                                                  Monthly        Sq.Ft.             Terms
                                                                Lease Cost

Connecticut (1)
   Torrington       16 School Street                1,944        $2,000.00       12.35         7/1/98 - 6/3/01          Branch

Missouri (1)
  St. Charles       2001 Golfway Dr.                1,900        $1084.00         6.84         4/1/97 - 2/28/01         Branch

New Jersey (1)
  Fairfield         100 Passaic Ave.                9,143       $14,476.00       19.00         4/1/98 - 3/31/04         Branch

New York (3)
  Melville          25 Melville Park Rd.            20,688      $28,446.00       16.50         8/1/98 - 7/31/04      Headquarters
  Lake Grove        2800 Middle Country Rd.         1,100        $2,000.00       21.82         1/1/99 - 2/28/04         Branch
  Staten Island     1667 Richmond Road               400         $1,300.00       39.00        1/1/98 - 12/31/99         Branch

Puerto Rico (1)
  Hato Rey          Royal Bank Center                750         $1,262.00       20.19         8/1/97 - 7/31/00         Branch

Ohio (1)
  Cleveland         925 Euclid Avenue               1,193        $1,292.00       13.00        1/15/98 - 1/14/01         Branch

SUBLEASES
  New York (2)      25 Melville Park Road           2,151        $2,868.00       16.00        10/1/98 - 9/30/01           JCM
                    25 Melville Park Road           1,500        $2,000.00       16.00       10/15/98 - 10/14/99       Jan Kabas

  New Jersey (1)    100 Passaic Avenue              6,643       $10,000.00       18.06         1/1/99 - 2/29/04     12 Holding Co.


ITEM 3. LEGAL PROCEEDINGS

     In May 1997, two former employees initiated litigation against the Company alleging breach of contract in connection with establishing and operating a branch office and are seeking approximately $1,257,000 in damages and sought a preliminary injunction. While the preliminary injunction has been denied, the remaining claims are still pending. While the outcome cannot be determined, management believes that the action is without merit and is vigorously contesting this matter.

     In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have material effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Fourth Quarter of the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MPEL's Common Stock is listed on the Over-the-Counter Electronic Bulletin Board of the National Association of Security Dealers, Inc. (the "Bulletin Board") under the symbol "MPEH".

          1998                                   Common Stock
                                        High                          Low

       1st Quarter                     $2.50                         $0.25
       2nd Quarter                      7.00                          0.25
       3rd Quarter                      3.43                          1.00
       4th Quarter                     1.375                         0.375


     There are approximately 720 shareholders of the Company's Common Stock.

     On December 4, 1998, the Company filed a Form 8-K with the Commission with regard to the Company's authorization to repurchase up to 500,000 shares of its Common Stock over a 3 year period. As of December 31, 1998, the Company had not repurchased any shares of its Common Stock.

     On December 30, 1998, the Company sold 2,200,000 unregistered shares of Common Stock for $440,000 to a group of 8 accredited investors pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company's belief concerning the status of the investors as accredited investors was based upon financial statements and information supplied to the Company by the investors in connection with the sale.

     On March 5, 1998, Mortgage Plus merged (the "Merger") with a wholly-owned subsidiary of Computer Transceiver Systems, Inc. ("CTS"), a New York corporation, in a transaction that resulted in (i) Mortgage Plus stockholders receiving a total of 8,056,000 shares of CTS (representing 97% of all of the issued and outstanding shares of CTS) and (ii) Mortgage Plus becoming a wholly-owned subsidiary of CTS. Immediately following the Merger, Steven M. Latessa, Cary Wolen and Jon Blasi were elected to the Board of Directors of CTS and CTS changed its name to MPEL Holdings Corp. Prior to the Merger, CTS and its wholly-owned subsidiary had no employees, engaged in no business activity and had only nominal assets and liabilities. At the time of the Merger, the 338,142 shares of CTS' Common Stock were owned by approximately 745 holders of record, CTS' Common Stock was traded on the OTCBB under the symbol CPTT, and the high/low price through the date of the Merger was $0.25 per share. Immediately following the Merger, the Company changed its ticker symbol and began trading on the OTCBB under the symbol MPEH. At present, the Company's Board of Directors consists of Steven M. Latessa, Cary Wolen and Daniel Intemann.

     On June 19, 1998, the Company completed a public offering of 1.3 million shares of Common Stock at a price of $2.50 per share (the "Offering"). After paying the costs of the Offering of approximately $700,000, the Company received approximately $2.7 million. The Company uses these net proceeds: (a) for telemarketing and advertising, (b) to repay indebtedness, (c) to purchase computers and equipment, (d) to increase its mortgage originations, and (e) for general working capital purposes.

     As of the close of business on March 26, 1999, the last sale price of the Company's Common Stock (as reported on the Bulletin Board) was $1.53 per share.

Dividend Policy

     The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Years Ended December 31, 1998 and  December 31, 1997

     Total revenues increased $2.7 million, or 34% to $10.7 million for the year ended December 31, 1998 from $8.0 million for the year ended December 31, 1997. During the same period, the Company's total expenses increased $3.4 million, or 37% to $12.5 million from $9.1 million. The Company's net loss increased by $1.7 million from $77,000 ($0.01 per share) for the year ended December 31, 1997 to $1.8 million ($0.20 per share) for the year ended December 31, 1998. In 1997, the Company recognized other income of $1,000,000 resulting from proceeds to be received from an officer's life insurance policy. In addition, in 1998 the Company incurred large expenses related to the expansion when expenses grew faster than revenue.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                            Years Ended December 31,
                                    ------------------------------------
                                       1998                     1997
                                    -----------              -----------

Mortgage Origination                  9,614,874                7,147,183
Interest earned                       1,097,912                  860,424
                                    -----------              -----------
Total revenues                      $10,712,786               $8,007,607
                                    ===========              ===========


     Mortgage origination increased $2.5 million, or 35%, to $9.6 million for the year ended December 31, 1998 from $7.1 million for the year ended December 31, 1997. This increase was primarily due to (a) increased loan originations and loan sales from the Company's existing retail offices, and (b) loan originations and sales by the Company's wholesale division. Mortgage loan originations were $164 million and $134 million for the years ended December 31, 1998 and 1997, respectively. Although there can be no assurance thereof, the Company expects mortgage originations to increase and therefore believes its gains on sales of mortgage loans will increase.

     Interest earned increased $240,000 or 27%, to $1.1 million, for the year ended December 31, 1998 from $860,000 for the year ended December 31, 1997. This increase was primarily due to increased mortgage originations during 1998.

     Expenses. The following table sets forth the Company's expenses for the periods indicated:

                                             Years Ended December 31,
                                        ---------------------------------
                                         1998                       1997
                                        ---------------------------------

Commissions, wages and benefits         $7,113,593                5,549,795
Interest expense                         1,690,311                  967,123
Selling and administrative               3,680,277                2,567,371
                                        -----------              ----------
Total expenses                         $12,484,181               $9,084,289
                                       ============             ===========


     Commissions, wages and benefits increased $1.6 million, or 29% to $7.1 million, for the year ended December 31, 1998, from $5.5 million for the year ended December 31, 1997. This increase was primarily due to increased sales salaries and commissions which are based substantially on mortgage loan originations. Administrative and support personnel decreased from 97 employees at December 31, 1997 to 64 at December 31, 1998. Administrative and support personnel varied greatly during the year due to a number of internal changes. In the first two quarters of the year, the Company was still in an expansion mode with regard to offices and staff, whereas towards the end of the third quarter and into the fourth quarter, the Company was consolidating and centralizing all operations out of the Melville office. These factors facilitated a decrease in staff to 64 by year-end 1998. Commissions, wages and benefits include a $341,000 compensation charge relating to shares acquired by the principal stockholders. This one time charge was recorded in the second quarter of 1998.

     Interest expense increased $723,000, or 75% to $1.7 million for the year ended December 31, 1998 from $967,000 for the year ended December 31, 1997. The increase in interest expense is primarily due to an increase in the average balance of mortgages held for sale and amounts due from investors during 1998, which resulted from the increase in originations. Additionally, approximately $288,000 of this increase was attributable to the amortization of the discount on a note with which the Company had issued warrants.

     Selling and administrative expense increased $1.1 million or 42%, to $3.7 million for the year ended December 31, 1998 from $2.6 million for the year ended December 31, 1997. In the first and second quarters of 1998 the Company incurred large expenses in connection with the growth in the operations of the Company. In the third and fourth quarters of 1998 the Company reduced the rate of increase in other general and administrative expenses by closing unprofitable branches and consolidating operations.

Years Ended December 31, 1997 and December 31, 1996

     Total revenues increased $2.0 million, or 33.3%, to $8.0 million for the year ended December 31, 1997 from $6.0 million for the year ended December 31, 1996. During the same period, the Company's total expenses increased $2.9 million, or 46.8%, to $9.1 million from $6.2 million. In addition in 1997 the Company recognized other income of $1,000,000.00 resulting from proceeds to be received from an officer's life insurance policy. The Company's net loss decreased by 65.7% from $223,000 ($0.03 per share) for the year ended December 31, 1996 to $77,000 ($0.01 per share) for the year ended December 31, 1997. The Company incurred large expenses in both 1997 and 1996 related to the expansion of its Branch Network and the introduction of "B/C" credit-rated mortgage loans. These activities and related expenses were the primary contributor to the Company's losses in 1997 and 1996.

     Revenues. The following table sets forth the components of the Company's revenues for the periods shown:

                                                  Year Ended December 31,
                                                  1997               1996

    Revenues:
      Mortgage origination . . . . . . . . .     $7,147,183      $5,307,353
      Interest earned  . . . . . . . . . . .        860,424         663,322
      Total Revenues . . . . . . . . . . . .     $8,007,607      $5,970,675
                                                 ==========      ==========


     Mortgage origination revenue increased $1.8 million, or 34.0% to $7.1 million for the year ended December 31, 1997 from $5.3 million for the year ended December 31, 1996. The increase was primarily attributable to substantial increases in "B/C" and FHA/VA mortgage originations during the 1997 period. Mortgage loan originations were $134 million and $108 million for the years ended December 31, 1997 and 1996, respectively.

     Interest earned increased $197,000, or 29.7%, to $860,000 for the year ended December 31, 1997 from $663,000 for the year ended December 31, 1996. The increase in interest earned was primarily due to a higher average balance of loans held for sale throughout the year ended December 31, 1997 which resulted from the increased loan origination value during such period, and a higher balance of loans held for sale at the beginning of such period as compared to the corresponding period in 1996.

     Expenses. The following table sets forth the components of the Company's expenses for the periods shown:

                                                 Year Ended December 31,
                                                  1997             1996

   Expenses:
     Commissions, wages, and benefits. . . . .    $5,549,795      $3,715,169
     Selling and administrative  . . . . . . .     2,567,371       1,770,894
     Interest expense  . . . . . . . . . . . .       967,123         707,952
                                                 ------------     -----------
         Total Expenses  . . . . . . . . . . .    $9,084,289      $6,194,015
                                                 ============     ===========

     Commissions, wages and benefits increased $1.8 million, or 48.6%, to $5.5 million for the year ended December 31, 1997 from $3.7 million for the year ended December 31, 1996. The increase in commission, wages and benefits was primarily due to an increase in sales staff and administrative personnel required to process the increased volume of mortgage loan originations. As of December 31, 1997, the Company had 127 employees as compared to 103 employees as of December 31, 1996. Included within commissions, wages and benefits for the year ended December 31, 1997 was $417,000 attributable to new branch start-up expenses, as compared to $331,000 in new branch start-up expenses for the year ended December 31, 1996. During the year ended December 31, 1997, the Company opened 3 new branches, including 1 in Missouri, 1 in Connecticut and 1 in Arkansas, compared to 5 new branches in the year ended December 31, 1996, including 2 in New York, 2 in Missouri and 1 in Puerto Rico. As a percentage of revenue, commissions, wages and benefits represent 62.2% and 69.3% for the years ended December 31, 1996 and 1997, respectively.

     Selling and administrative expenses, which consist of occupancy, marketing supplies, selling and other expenses, increased $800,000, or 44.4%, to $2.6 million for the year ended December 31, 1997 from $1.8 million for the year ended December 31, 1996. Included within selling and administrative expenses for the years ended December 31, 1997 was $237,000 attributable to new branch start up expenses, as compared to $225,000 for the year ended December 31, 1996. As a percentage of revenue, selling and administrative expenses represented 29.7% and 32.1% for the years ended December 31, 1996 and 1997, respectively.

     Interest expense increased $259,000 or 36.6%, to $967,000 for the year ended December 31, 1997 from $708,000 for the year ended December 31, 1996. The increase in interest expense was attributable to the interest costs and borrowing by the Company to fund the higher balances of loans originated during the year ended December 31, 1997 and higher average balances of loans held for sale and amounts due from investors during 1997. As a percentage of revenue, interest expense represented 11.9% and 12.1% for the years ended December 31, 1996 and 1997, respectively.


Liquidity and Capital Resources

     The Company's primary operating cash requirements include the funding or payment of: (i) loan originations; (ii) interest expense incurred on borrowings under its Warehouse Facility; (iii) capital expenditures; (iv) personnel and compensation costs; and (v) other operating and administrative expenses. The Company generates cash flow from fees received from its borrowers for mortgage originations, the sale of mortgage loans into the secondary market and interest income on loans held for sale.

     Loan Funding and Borrowing Arrangements. The Company has a $10 million warehouse line of credit expiring September 1, 1999, which is renewable annually and collateralized by specific mortgage loans held for sale and amounts due from mortgage loan investors. Interest is variable based on the prime rate and type of collateral. This warehouse line of credit is personally guaranteed by the Company's principal shareholders and contains certain covenants requiring, among other things, minimum adjusted net worth.

     The Company has a warehouse line of credit with a commercial bank, expiring March 1999. The Company does not anticipate the renewal of this warehouse line of credit. The Company does not anticipate the expiration of this warehouse line of credit to have a significant impact on the Company's liquidity since the Company recently acquired a new $10 million warehouse line in February 1999. As of December 31, 1998, $1,574,689 was outstanding and guaranteed by the Company's principal stockholders.

     On February 10, 1999, the Company entered into an additional $10 million warehouse line of credit with another lender. This warehouse line of credit is personally guaranteed by the Company's principal stockholders and may be canceled by the lender upon 30 days notice.

     The Company continues to investigate and pursue alternative and supplementary methods of funding its operations through the public and private capital markets. There can be no assurances, however, that the Company will be successful in identifying these alternatives, or in consummating any such funding transactions with such alternative sources.

     In December 1997, the Company and FC Capital Corporation ("FC Corp.") entered into an agreement (the "Term Loan Agreement") pursuant to which the Company borrowed $1,500,000 (which, together with interest, is called the "Borrowed Amount") based upon the Company's commitment to repay the Borrowed Amount, on a monthly basis beginning in February 1998, at the greater of either $100,000 or 50% of the income generated from the Company's sale to FC Corp. (or its designated affiliate) of qualified mortgage loans. To secure the Company's repayment of the Borrowed Amount, the Company granted FC Corp. a security interest in all its assets, subject to the prior interest of the Warehouse Facility in certain mortgage loans. As of December 31, 1998, the balance of this loan was $400,000. The Company's agreement requires that it comply with various operating and financial covenants. As of December 31, 1998, the Company was in default of certain restrictive covenants in the agreement. However, as of March 11, 1999, the unpaid principal balance was $100,000, which the Company anticipates paying when due in April 1999.

     The Company's business requires continual access to short-term sources of funds. While management believes that it has sufficient funds to finance its operations and that it will be able to refinance or otherwise repay its debt in the normal course of business, there can be no assurance that the Warehouse Facility can be extended or that funds generated from operations will be sufficient to satisfy such obligations. Future financing may involve the issuance of debt or equity securities. The Company's cash requirements may be significantly influenced by possible acquisitions or strategic alliances, although no particular acquisition or strategic alliance has been agreed upon or become the subject of any letter of intent or agreement in principle.

     On June 19, 1998, the Company completed a public offering of 1.3 million shares of Common Stock at a price of $2.50 per share (the "Offering"). After paying the costs of the Offering of approximately $700,000, the Company received approximately $2.7 million. The Company uses these net proceeds: (a) for telemarketing and advertising, (b) to repay indebtedness, (c) to purchase computers and equipment, (d) to increase its mortgage originations, and (e) for general working capital purposes.

     On December 31, 1998, the Company sold 2,200,000 shares of its Common Stock in a private placement for the sum of $440,000. Through March 11, 1999, the Company has received $430,000 in connection with this private placement.

Quarterly Information


                                                                   Quarters Ended
                                             March 31          June 30          September 30           December 31


1998:
Total revenue                               2,378,044         2,637,529             2,481,862              3,215,351
Net Income (loss)                           (488,074)         (751,353)             (611,131)                 79,163
Income (loss) per share                        (0.06)            (0.09)                (0.07)                   0.01


1997:
Total revenue                               1,862,359         2,219,364             1,902,616              2,023,248
Net Income (loss)                           (400,336)           540,405               181,882              (398,653)
Income (loss) per share                        (0.05)              0.07                  0.02                 (0.05)


     Quarterly net income (loss) reflects the impact of revised deferred origination costs. As originally filed, net losses for the 1998 quarters ended March 31, June 30 and September 30 were $625,433 ($0.08 per share), $1,073,014 ($0.13 per share) and $948,131 ($0.10 per share), respectively.


ITEM 7.  FINANCIAL STATEMENTS

     The response to this item is set forth at the end of this report.


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

      Name                       Age              Position

Steven M. Latessa           43              Chief Executive Officer, President
                                            and Chairman of Board of Directors

Cary Wolen                  37              Chief Operating Officer, Secretary,
                                            Treasurer and Director

Daniel Intemann             39              Director

     Steven M. Latessa co-founded the Company in 1987 and is the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

     Cary Wolen co-founded the Company in 1987 and is the Company's Chief Operating Officer and Director.

     Daniel Intemann Became a director of the Company since the consummation of Company's public offering. From March 1996 through the present, Mr. Intemann has been Vice-President-New York Regional Sales Manager for Chase Manhattan Bank.
From July  1995  through  March  1996,  Mr.  Intemann  was Vice  President-Sales
Production of Greenpoint Bank. From April 1993 through July 1995, Mr. Intemann was Vice President for Barclay's American Mortgage. From September 1987 through April 1993, Mr. Intemann was Vice President-Lender Express at Prudential Home Mortgage Company, Inc. Mr. Intemann received a B.A. in Economics from the State University of New York at Oneonta in 1981.

Board of Directors

     The Board of Directors currently consists of Messrs. Latessa, Wolen and Intemann. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Committees of the Board of Directors

     The Board of Directors expects to establish an Audit Committee in the near future. The Audit Committee will make annual recommendations to the Board of Directors concerning the appointment of the independent public accountants of the Company and will review the results and scope of the audit and other services provided by the Company's independent auditors. A majority of the members of the Audit Committee will be independent directors.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the last three fiscal years, to the Chief Executive Officer ("CEO") and the most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.

Annual Compensation

Name and Principal Position                 Year      Salary            Bonus

Steven M. Latessa                           1998     $130,000              0
Chief Executive Officer, President          1997      130,000           $15,000
                                            1996      130,000           $10,000

Cary Wolen                                  1998      142,080             0
Chief Operating Officer, Secretary          1997      132,080            10,000
Treasurer                                   1996      132,080             5,000

Michael Moran                               1998      138,456
Regional Vice President                     1997      102,954
                                            1996       76,896

Preston Haglin                              1998      228,960
Regional Vice President                     1997      203,078
                                            1996      161,936

Compensation of Directors

     Directors who are employees of the Company receive no compensation for their service as members of the Board. It is expected that directors who are not employees of the Company will receive options to purchase 10,000 shares of Common Stock immediately following each annual meeting of stockholders, so long as they continue to serve as directors following such meeting, and reimbursement of expenses incurred in connection with attendance of Board and/or committee meetings.

Employment Agreements

     The Company has entered into employment agreements with Steven Latessa and Cary Wolen. Each of the employment agreements expires on September 30, 2000, unless sooner terminated for death, physical or mental incapacity or cause (which is defined as the uncured refusal to perform, or habitual neglect of, the performance of the officer's duties, willful misconduct, dishonesty or breach of trust which causes the Company to suffer any loss, fine, civil penalty, judgment, claim, damage or expense, a material breach of the employment agreement, or a felony conviction), or terminated by either party with 30 days' written notice, and are automatically renewed for an additional 3 year term, unless canceled at least one year prior to expiration of the existing term. Each employment agreement provides that all of such executive's business time be devoted to the Company. In addition, each of the employment agreements also contain: (i) non-competition provisions that preclude each employee from competing with the Company for a period of 2 years from the date of the termination of his employment with the Company, (ii) non-disclosure and confidentiality provisions that specify that all confidential information developed or made known during the term of employment shall be exclusive property of the Company, and (iii) non-interference provisions whereby, for a period of 2 years after his termination of employment with the Company, the executive shall not interfere with the Company's relationship with its customers or employees.

     Each of the employment agreements provides that the executive will receive an initial base salary of $150,000 per annum, subject to increases of 4% per year, commencing in 1998. Each of the executives will also be eligible for a bonus of up to 5% of all pre-tax earnings (net income before taxes) of the Company. Messrs. Wolen and Latessa waived their increase and remaining unpaid compensation for 1998.

     Each of the employment agreements provides that if the executive officer is terminated for reasons other than for cause, the Company will continue to pay his total base salary for the remainder of the term of the employment agreement or one year, whichever is greater.

Equity Incentive Plan

     On December 31, 1995, the Board of Directors approved the Equity Incentive Plan (the "Plan") and, as amended, authorized the issuance of up to 700,000 shares of Common Stock of the Company upon the exercise of incentive stock options ("Incentive Options") which may be granted for a maximum of 10 years pursuant to the Plan. The Plan provides primarily for the granting of Incentive Options to certain key employees and exercise prices at not less than the estimated fair market value at the date of grant. Under the Plan, Common Stock may be issued to employees in the form of stock options, appreciation rights, performance shares, or other forms of equity-based awards. The Plan was adopted to provide long-term incentives to employees and for them to participate in the long-term growth and success of the business. As of the date hereof, Incentive Options to purchase an aggregate of 95,000 shares have been granted under the Plan with an exercise price of $0.56 per share. Currently, there are no Incentive Options or other awards outstanding to any of the Company's executive officers under the Plan.

     In 1998, 175,000 options were canceled under the Plan. In addition, the remaining 95,000 options were repriced on December 2, 1998 to $0.56 per share, the fair market value of the Common Stock on the close of business of such date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 24, 1999, the security ownership of certain beneficial owners and management of the Company are as follows:

Name and Address                    Amount and Nature of         Percentage*
of Beneficial Owner                 Beneficial Ownership

Cary Wolen**                              2,553,500                 22.8%
c/o MPEL Holdings Corp.
25 Melville Park Road
Melville, New York 11747

Steven M. Latessa**                       2,553,500                 22.8%
c/o MPEL Holdings Corp.
25 Melville Park Road
Melville, New York 11747

Estate of Anthony Saffiotti               1,200,000                 10.7%
c/o Karen Saffiotti
63 Amherst Road
Albertson, New York 11507

Melville Ventures & Associates, LP          900,000                  8.0%
201 North Service Road
Melville, New York 11747

Scofield Dennison                           900,000                  8.0%
130 Shore Road
Port Washington, New York 11050
---------------------------

     * Does not include  693,000  shares which were  previously  owned by Jon P.
Blasi and Lydia Blasi which were redeemed by the Company pursuant to an agreement dated February 24, 1999.

     ** Includes beneficial ownership of 420,220 shares owned by the WLB general partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 15, 1997, the principal stockholders of the Company granted an officer options to acquire up to 378,414 shares of the Company's Common Stock owned by the stockholders at exercise prices not less than the estimated fair market value of the Company's Common Stock at the grant date. Under an agreement dated May 1, 1998 (the "May 1 Agreement") options to acquire 126,138 shares were canceled. In February 1999, the remaining options to acquire 252,276 shares were canceled.

     Pursuant to the May 1 Agreement, the estate of Anthony Saffiotti (the "Estate") sold to the WLB general partnership, a partnership consisting of the Company's principal stockholders (who are also officers of the Company) ("WLB"), 420,220 shares of Common Stock for a total consideration of $551,646, including $136,000 owed to the Company by the Estate.

     In February 1999, the Company entered into an agreement with Jon Blasi, a former officer of the Company, and his spouse, Lydia Blasi (together, the "Blasis"). The Blasis agreed to exchange 693,000 shares of the Company's Common Stock and to cancel options to acquire 252,276 shares from the principal stockholders in exchange for certain obligations due to the Company from the Blasis, and in connection therewith, Jon Blasi resigned as a general partner of WLB.

     The Company subleases certain of its offices from an affiliate. Total related party lease expense paid was approximately $148,000 and $158,000 for the years ended December 31, 1998 and 1997, respectively. The Company pays rent to the affiliate based on its proportionate share of the amount paid by the affiliate to the ultimate lessor.

     During 1998 and 1997, the Company accrued, but did not pay, approximately $49,000 of interest expense on the $278,000 of subordinated debt due to related parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are hereby incorporated by reference from the corresponding exhibits filed under the Company's Form SB-2 under Commission File #333-39949:

Exhibit
Number   Description

     1.1 -- Form of Underwriting Agreement

     1.2 -- Form of Representative's Warrant Agreement

     3.1 -- Certificate of Amendment to Certificate of Incorporation of Computer Transceiver Systems, Inc changing the name to "MPEL Holdings Corp."

     3.2 -- By-Laws

     4.1 -- Form of Common Stock Certificate

     4.2 -- Form of Representatives' Warrant

     5.1 -- Opinion and Consent of Ruskin, Moscou, Evans & Faltischek, P.C.

     10.1 -- 1995 Stock Option Plan

     10.2 -- Employment Agreement between the Company and Steven Latessa

     10.3 -- Employment Agreement between the Company and Cary Wolen

     10.5 -- Intentionally Omitted

     10.6 -- Mortgage Loan Warehousing Agreement by and between Mortgage Plus Equity and Loan Corporation and Summit Bank

     10.7 -- Employment Agreement between the Company and Jon P. Blasi

     10.8 -- Restated Shareholders Agreement

     10.9 -- Working Capital Financing Agreement between FC Capital Corporation and Mortgage Plus Equity & Loan Corp.

     10.10 -- Term Loan and Security Agreement between FC Capital Corporation and Mortgage Plus

     10.11 -- Warrant Agreement between FC Capital Corporation and Mortgage Plus Equity & Loan Corp.

     10.12 -- Mortgage Warehouse Loan and Security Agreement between Conti Mortgage Corporation and Mortgage Plus Equity & Loan Corp.

     10.13 -- Escrow Agreement

     10.14 -- Melville Ventures & Associates, LP Limited Partnership Agreement

     10.15 -- Merger and Reorganization Agreement by and among Mortgage Plus Equity and Loan Corp., Vertex Industries Inc. and Computer Transceiver Systems, dated March 3, 1998 10.16 -- Settlement Agreement, dated May 1,1998

     21.1 -- Subsidiaries of Registrant

     23.1 -- Consent of Richard A. Eisner & Company, LLP

     23.3 -- Consent of Ruskin,  Moscou,  Evans & Faltischek,  P.C. (included in
Exhibit 5.1)

     23.4 -- Consent of Daniel Intemann

     24.1 -- Power of Attorney (included on signature page)
----------

     Schedules other than the ones listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     (b) Exhibits

     27.1 -- Financial Statement Schedule

     (c) Reports on Form 8-K

     The Company filed Reports on Form 8-K dated October 26, 1998, November 3, 1998, and December 4, 1998 which reported events under Item 5.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999


                                                 MPEL HOLDINGS CORP.


                                              By /s/ Steven M. Latessa
                                                 -----------------------
                                                 Steven M. Latessa, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

              Signature                                           Title                                   Date
--------------------------------------- -------------------------------------------------------- ---------------------

        /s/ Steven M. Latessa             President, Chief Executive Officer and Chairman        March 31, 1999
---------------------------------------      of the Board of Directors
             Steven M. Latessa

           /s/ Cary Wolen                 Chief Operating Officer, Secretary, Treasurer          March 31, 1999
---------------------------------------      Director
                Cary Wolen

          /s/ Frank Soluri                Chief Financial Officer (Principal                     March 31, 1999
---------------------------------------      Accounting Officer)
               Frank Soluri

         /s/ Daniel Intemann              Director                                               March 31, 1999
---------------------------------------
              Daniel Intemann

                               MPEL HOLDINGS CORP.

                                    Contents


                                                                                Page
Consolidated Financial Statements

   Independent auditors' report                                                 F-2

   Balance sheet as of December 31, 1998                                        F-3

   Statements of operations for the years ended December 31, 1997 and 1998      F-4

   Statements of stockholders= equity for the years ended
      December 31, 1997 and 1998                                                F-5

   Statements of cash flows for the years ended December 31, 1997 and 1998      F-6

   Notes to financial statements                                                F-7


INDEPENDENT AUDITORS' REPORT

To the Stockholders
MPEL Holdings Corp.


     We have audited the accompanying consolidated balance sheet of MPEL Holdings Corp. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the financial position of MPEL Holdings Corp. as of December 31, 1998 and the results of its operations and its cash flows for the each of the years in the two year period then ended, in conformity with generally accepted accounting principles.




Florham Park, New Jersey
March 11, 1999

                              MPEL HOLDINGS CORP.


                           Consolidated Balance Sheet
                               December 31, 1998

ASSETS
   Cash and cash equivalents                                                         $86,094
   Mortgage loans held for sale                                                    3,418,761
   Due from mortgage loan investors                                               11,323,933
   Other receivables and other assets                                              1,862,794
   Stock subscription receivable (received through February 1999)                    430,000
   Due from related parties                                                          520,104
   Property and equipment - net                                                      649,805
                                                                                ------------

                                                                                 $18,291,491

LIABILITIES
   Warehouse lines of credit                                                     $10,922,185
   Loans closed to be disbursed                                                    3,019,800
   Notes payable                                                                     431,589
   Subordinated debt                                                                 378,000
   Obligation under capital lease                                                    101,897
   Accounts payable and accrued expenses                                           1,150,350
                                                                                ------------

      Total liabilities                                                           16,003,821

Commitments (Note 14)

STOCKHOLDERS' EQUITY
Common stock - $.01 par value; authorized 15,000,000 shares; issued and outstanding
    11,894,142 shares                                                                118,941
Additional paid-in capital                                                         4,026,826
Accumulated deficit                                                               (1,848,097)
Stock subscription receivable                                                        (10,000)
                                                                                ------------

      Total stockholders' equity                                                   2,287,670

                                                                                 $18,291,491


     See notes to financial statements

                              MPEL HOLDINGS CORP.

                     Consolidated Statements of Operations

                                                                                              Year Ended December 31,
                                                                                              -----------------------
                                                                                                1997             1998

   Revenues:
      Mortgage origination, net                                                           $ 7,147,163       $ 9,614,874
   Interest earned                                                                            860,424         1,097,912
                                                                                          -----------       -----------
         Total revenues                                                                     8,007,587        10,712,786
                                                                                          -----------       -----------
   Expenses:
      Commissions, wages and benefits                                                       5,549,795         7,113,593
      Selling and administrative                                                            2,567,371         3,680,277
      Interest expense                                                                        967,123         1,690,311
                                                                                          -----------       -----------
            Total expenses                                                                  9,084,289        12,484,181
                                                                                          -----------       -----------

  Operating loss                                                                          (1,076,702)       (1,771,395)
  Other income                                                                             1,000,000

  Net loss                                                                               $   (76,702)   $   (1,771,395)
                                                                                          ==========         =========

   Basic and diluted loss per share                                                           $(0.01)           $(0.20)
                                                                                              ======            ======

See notes to financial statements

                              MPEL HOLDINGS CORP.
                 Consolidated Statement of Stockholders' Equity


                                                                                     Additional                  Stock
                                                              Number of    Common      Paid-in   Accumulated  Subscription
                                                               Shares      Stock       Capital     Deficit     Receivable    Total


Balance as of January 1, 1997                                 8,000,000   $ 80,000   $ 207,394                              287,394
Shares issued in payment of interest on a subordinated
   debt                                                          56,000        560      55,440                               56,000
Issuance of warrants in connection with a note payable                                 328,889                              328,889
Net loss                                                                                           $(76,702)                (76,702)
                                                              ---------   --------   ---------     --------   ----------   ---------

Balance as of December 31, 1997                               8,056,000     80,560     591,723      (76,702)                595,581
Acquisition of Computer Transceiver Systems, Inc.               338,142      3,381        (329)                               3,052
Issuance of common stock in a public offering                 1,300,000     13,000   2,648,200                            2,661,200
Issuance of common stock  in a private placement              2,200,000     22,000     418,000                 $(10,000)    430,000
Issuance of warrants in connection with a note payable                                  28,000                               28,000
Compensation charge relating to shares acquired by the
   principal stockholders                                                              341,232                              341,232
Net loss                                                                                         (1,771,395)             (1,771,395)
                                                              ---------     ------   ---------    ---------    --------   ----------

Balance as of December 31, 1998                              11,894,142    118,941  $4,026,826  $(1,848,097)   $(10,000) $2,287,670
                                                             ==========    =======  ==========  ===========     =======   ==========


See notes to financial statements.

                              MPEL HOLDINGS CORP.

                      Consolidated Statement of Cash Flows

                                                                                                  Year Ended December 31,
                                                                                                   1997             1998
                                                                                                 ---------        --------

Cash flows from operating activities:
   Net loss                                                                                    $  (76,702)     $ (1,771,395)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Shares issued in payment of interest expense                                               56,000
        Compensation charge relating to shares acquired by the principal
          stockholders                                                                                              341,232
        Depreciation                                                                               79,773           124,304
        Changes in:
          Mortgage loans held for sale                                                          4,235,230         2,882,003
          Due from mortgage loan investors                                                     (6,959,131)       (4,364,802)
        Other receivables and other assets                                                     (1,452,834)         (175,066)
        Accounts payable and accrued expenses                                                      93,399           190,373
                                                                                             --------------    --------------

           Net cash used in operating activities                                               (4,024,265)       (2,773,351)
                                                                                             --------------    --------------

Cash flows from investing activities:
   Additions to property and equipment                                                           (267,167)         (265,485)
    Advances to related parties                                                                  (234,084)         (256,458)
                                                                                             --------------    --------------
                Net cash used in investing activities                                            (501,251)         (521,943)
                                                                                             --------------    --------------

Cash flows from financing activities:
   Net proceeds from warehouse line of credit                                                     718,349           389,191
   Loans closed to be disbursed                                                                 1,499,037         1,030,536
   Proceeds from subordinated debt                                                              1,278,000
   Repayment of subordinated debt                                                                (400,000)         (500,000)
   Proceeds from notes payable                                                                  1,171,111            72,000
   Repayment of notes payable                                                                     (91,959)         (882,063)
   Proceeds from sale leaseback of equipment                                                      275,000
   Repayments of obligation under capital lease                                                   (81,816)          (91,287)
   Issuance of common stock, net                                                                                  2,783,483
   Deferred offering costs                                                                       (122,283)
   Issuance of warrants                                                                           328,889            28,000
   Bank overdraft                                                                                                   173,819

           Net cash provided by financing activities                                            4,574,328         3,003,679
                                                                                               --------------    --------------

Net increase (decrease) in cash and cash equivalents                                               48,812          (291,615)
Cash and cash equivalents at the beginning of year                                                328,897           377,709
                                                                                               --------------    --------------
Cash and cash equivalents at the end of year                                                   $  377,709       $    86,094
                                                                                               ==============    ==============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                                 $  909,014       $ 1,625,056



Supplemental non-cash disclosures:

     In 1997, the Company issued 56,000 shares of common stock in settlement of interest aggregating $56,000 on certain subordinated debt.

                              MPEL HOLDINGS CORP.

                         Notes to Financial Statements
                           December 31, 1998 and 1997



1. Organization and Summary of Significant Accounting Policies

Organization:

     MPEL Holdings Corp. (the "Company"), through its wholly-owned subsidiary, Mortgage Plus Equity & Loan Corp. ("Mortgage Plus"), is a full service retail mortgage banking company providing a broad range of residential mortgage products (including first mortgages, second mortgages and home equity loans) to both prime and sub-prime borrowers. The Company is an approved nonsupervised mortgagee for the U.S. Department of Housing and Urban Development, and originates substantially all of its mortgage loans in New York, New Jersey, Missouri, Connecticut and Ohio.

     On March 5, 1998, Mortgage Plus merged with a wholly-owned subsidiary of Computer Transceiver Systems, Inc. ("CTSI"), a nonoperating public company which had 338,142 shares of common stock outstanding prior to the merger after giving effect to a 1 for 25 reverse stock split on March 3, 1998 and a 2 for 1 stock dividend on March 4, 1998. Pursuant to the merger, CTSI acquired all of the outstanding common stock of Mortgage Plus in exchange for 8,056,000 shares of CTSI common stock. The merger has been accounted for as a purchase of CTSI by Mortgage Plus. The 338,142 shares of CTSI outstanding have been valued at $1,407,896 with a corresponding charge to additional paid-in capital of $1,404,844 resulting in an increase in Mortgage Plus' stockholders' equity of $3,052 which represents the estimated fair value of the net assets of CTSI as of March 5, 1998. Immediately following the merger CTSI changed its name to MPEL Holdings Corp.

     All significant intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents:

     The Company considers cash equivalents to consist of short term investments with an initial maturity of three months or less. Management mitigates credit risk by investing in or through large financial institutions.

Revenue recognition:

     The Company sells whole mortgage loans and pools of mortgage loans, servicing released, on a non-recourse basis. Mortgage origination fees, net of direct loan origination costs, are deferred and included in mortgage loans held for sale, until the loans are sold. Revenue recognition from the sale of mortgage loans on a non-recourse basis occurs when the loans are shipped to investors pursuant to sale commitments. Mortgage origination revenue is the differential between the sales proceeds including premium, if any, and the carrying amount of the mortgage. Based upon the amount of mortgage loans subject to recapture of premiums and the amounts the Company has previously paid to investors as recapture of premium, management provides an allowance for premium recapture (See Note 14).

Mortgage loans held for sale:

     Mortgage loans held for sale are collateralized residential real estate loans with a weighted average interest rate of approximately 12% as of December 31, 1998 and are carried at the lower of cost or market on an aggregate basis.

     Included in mortgage loans held for sale are deferred origination fees of $55,780 and deferred origination costs of $101,241.

     Note 1. Organization and Summary of Significant Accounting Policies (continued)

Property and equipment:

     Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining lease period. Expenditures for maintenance and repairs are charged to expense; major replacements and betterments are capitalized.

     If an asset is identified as impaired, the Company estimates future cash flows (undiscounted and without interest) which are expected to result from the use of the asset and its eventual disposition. If the sum of the future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss. No such losses have been required to be recognized.

Loans closed to be disbursed:

     Loans closed to be disbursed generally represents the amounts for which mortgagors have signed loan and mortgage documents in order to refinance existing mortgage obligations where, since the three day recission period has not expired, the Company has not disbursed any funds. Upon disbursement of funds, the mortgage loan is typically pledged as collateral under a warehouse line of credit.

Income taxes:

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. (See Note 10).

Advertising expenses:

     The  Company  expenses   advertising   costs  which  consist  primarily  of
promotional items and print media. Total advertising expense for the years ended December 31, 1998 and 1997 was $194,000 and $232,000, respectively.

Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation:

     Statement of Financial Accounting Standards No. 123, AAccounting for Stock-Based Compensation@ (AFAS 123") allows companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, AAccounting for Stock Issued to Employees@ (AAPB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its employee stock options incentive plans.

Per share data:

     Basic and diluted loss per share was computed based on the net loss and the weighted average number of shares of common stock outstanding during the year. Potentially dilutive securities have been excluded from the computation since it would be anti-dilutive. The weighted average number of shares outstanding for the years ended December 31, 1998 and 1997 was 8,879,950 and 8,025,315, respectively.


2. Other Receivables and Other Assets

     Other receivables and other assets as of December 31, 1998 consist of:


        Deferred origination costs on loans in process (see Note 1 revenue recognition)              $878,902
            Due from employees                                                                        237,552
            Commissions receivable                                                                    566,440
            Other                                                                                     179,900
                                                                                                  ----------------
                                                                                                   $1,862,794


3. Due from Related Parties

     As of December 31, 1998, amounts due from related parties are guaranteed by the principal stockholders of the Company.

4. Property and Equipment

     Property and equipment as of December 31, 1998 consist of:

                                                                        Asset
                                                                        Lives
                                                                      ---------
             Equipment and furniture                                 5-10 Years         $  311,042
             Equipment subject to capital lease                         5 Years            300,389
             Leasehold improvements                                     5 Years            322,604
                                                                                         ----------
                                                                                           934,035
             Accumulated depreciation and amortization                                    (284,230)
                                                                                         ----------
                                                                                        $  649,805


     Included in depreciation expense for the years ended December 31, 1998 and 1997 is amortization on equipment under capital lease of $45,000 for each of the years. Accumulated amortization relating to equipment under capital lease aggregated $90,000 as of December 31, 1998.

5. Warehouse Line of Credit

     The Company has a $10 million warehouse line of credit expiring September 1, 1999, which is renewable annually and collateralized by specific mortgage loans held for sale and amounts due from mortgage loan investors. Interest is variable based on the prime rate and type of collateral. This warehouse line of credit is personally guaranteed by the Company=s principal shareholders and contains certain covenants requiring, among other things, minimum adjusted net worth.

5. Warehouse Line of Credit (continued)

     The Company also has a warehouse line of credit expiring March 1999. The Company does not anticipate the renewal of this warehouse line of credit. As of December 31, 1998, $1,574,689 was outstanding and guaranteed by the Company's principal stockholders.

6. Notes Payable

Notes payable as of December 31, 1998 consists of:


   Note payable in monthly  installments of the greater of $100,000 or
     50% of the  premiums  on  mortgages  sold  to the  lender,  plus interest  at the  prime  rate plus 1% per  annum  (8-3/4%  as of
     December 31, 1998) due April 1999 and collateralized by all
     unencumbered assets (a)                                                      $359,589

   Note payable due March 1999,  plus  interest at the prime rate plus
     2% per annum (9-3/4% as of December 31, 1998 (b)                               72,000
                                                                                 ---------


                                                                                  $431,589



     (a) In connection with this note payable, which was issued in December 1997, the Company issued warrants to purchase 888,888 shares of common stock. The exercise price of the warrants is $2.12 per share and expire June 2001. The Company valued the warrants at $328,889. Accordingly, the note payable had been reduced by the $328,889 discount and additional paid-in capital increased by the same amount. The imputed interest rate on the note is 46% per annum. The Company's agreement requires that it comply with various operating and financial covenants. As of December 31, 1998, the Company was in default of certain restrictive covenants in the agreement. However, as of March 11, 1999, the unpaid principal balance was $100,000, which the Company anticipates paying when due in April 1999.

     (b) In connection with this note payable, which was issued in December 1998, the Company issued warrants to purchase 100,000 shares of common stock. These warrants are exercisable January 2000 at $0.56 and expire January 2004. The Company valued the warrants at $28,000. Accordingly, the note payable has been reduced by the $28,000 discount and additional paid-in capital increased by the same amount. The imputed interest rate on the note is 150% per annum. This obligation is collateralized by 2,343,390 shares of the Company's common stock owned by the principal stockholders.

7. Subordinated Debt

     These borrowings are not collateralized and are subordinated to the notes payable and the warehouse line. Interest on these notes is 14% per annum. As of December 31, 1998, $278,000 of subordinated debt is due to affiliates.

     In July 1997, the Company issued 56,000 shares of its common stock to a note holder in satisfaction of the interest due at maturity on $400,000 of subordinated debt. The shares were valued at $56,000, representing the interest due on this obligation based upon its stated maturity date. In December 1997, the $400,000 obligation was repaid.

8. Obligation Under Capital Lease

     As of December 31, 1998, the future minimum lease payments under a capital lease expiring December 1999 are $108,024 of which $16,739 represents interest. This obligation is guaranteed by the Company=s principal stockholders. The obligation under the capital lease is the result of the Company entering into a sale leaseback transaction. Since the lease term covers substantially all of the economic life of the equipment, it has been recorded as a capital lease and no gain or loss on the sale has been recognized.

9. Related Party Transactions

     The Company  subleases  certain of its offices from an affiliate  (see Note
14). Total related party lease expense paid approximated $148,000 and $158,000 for the years ended December 31, 1998 and 1997, respectively. The Company pays rent to the affiliate based on its proportionate share of the amount paid by the affiliate to the ultimate lessor.

     During 1998 and 1997, the Company accrued, but did not pay, approximately $49,000 of interest expense on the subordinated debt due to related parties (see
Note 7). The liability is included in accounts payable and accrued expenses.

10. Income Taxes

     The components of deferred tax assets and liabilities as of December 31, 1998 are as follows:


            Deferred tax asset:
              Deferred mortgage origination fees                                            $      23,400
              Net operating loss carryforward                                                   1,514,800
              Other                                                                                 8,400
                                                                                            -------------
                Total deferred tax asset                                                        1,546,600
            Deferred tax liability - deferred mortgage origination costs                         (411,600)
                                                                                            -------------
            Net deferred tax asset                                                              1,135,000
            Valuation allowance                                                                (1,135,000)
                                                                                            --------------
                                                                                            $        0


     The change in valuation allowance for the years ended December 31, 1998 and 1997 was $608,200 and $412,600, respectively.

     The difference between the tax benefit computed at the statutory federal income tax rate on the Company=s net loss and the Company=s effective tax benefit rate for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                                                     December 31,
                                                                                 1997            1998

            Statutory federal income tax rate                                    (34.0)%         (34.0)%
            Increase in valuation allowance                                     438.8            28.5
            Non-deductible compensation                                                            6.5
            Non-deductible meals and entertainment                                24.3             1.0
            Non-taxable proceeds from officer=s life insurance claim            (443.3)
            Other                                                                 14.2            (2.0)
                                                                                 ------         ------
            Effective income tax rate                                               0 %             0 %

     As of December 31, 1998, the Company had a net operating loss carryforward of $3,607,000 expiring in 2018.

11. Stockholders' Equity

Common stock:

     Between July 2, 1998 and December 31, 1998, the Company sold, in a public offering, 1,300,000 shares of its common stock for $2,661,200, which is net of costs of $660,600.

     On December 31, 1998, in a private placement, the Company sold 2,200,000 shares of its common stock for $440,000. Since 50,000 shares have not yet been paid, the Company has reduced stockholders' equity for the stock subscription receivable of $10,000.

     The Company has reserved 1,688,888 shares of its common stock for issuance upon exercise of incentive stock options and warrants.

     In October 1997, a stockholder owning 1,620,220 shares died and under the terms of an agreement with the estate dated May 1, 1998, the estate sold 420,220 shares (including 126,138 shares that were subject to an option) to a partnership consisting of the Company's principal stockholders (who are also officers of the Company) for total consideration of $551,646. As a result of this transaction, the Company recognized a compensation charge and credit to additional paid-in capital of a $341,232 representing the excess of the fair value of the shares acquired by the officers over the purchase price.

Stock options:

     On December 31, 1995, the Board of Directors approved the Equity Incentive Plan (the APlan@) and, as amended, authorized the issuance of up to 700,000 shares of common stock of the Company upon the exercise of incentive stock options (Aoptions@) which may be granted for a maximum of ten years pursuant to the Plan. The Plan provides primarily for the granting of options to certain key employees and exercise prices at not less than the estimated fair value at date of grant.

     On February 15, 1997, the principal stockholders of the Company granted an officer options to acquire up to 378,414 shares of the Company=s common stock owned by the stockholders at exercise prices not less than the estimated fair value of the Company=s common stock at the grant date. Under an agreement with the stockholder's estate dated May 1998, options to acquire 126,138 shares were canceled. In February 1999, the remaining options to acquire 252,276 shares were canceled (see Note 15).

     The fair value of each option granted in 1997 and 1998 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions; no dividend yield, expected volatility of 0% and 50%, risk-free interest rate of 6% and 4.83% and expected lives of 3 and 8 years for the 1997 and 1998 options, respectively. The fair values of options granted during 1997 and 1998 were $0.06 and $0.34 per share, respectively.

     The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on 1997 and 1998 pro forma net loss is not necessarily representative of the effect on reported net income (loss) in future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company=s stock option plan been determined based upon the fair value at the grant date for awards under the plan and by stockholders consistent with the methodology prescribed under SFAS No. 123, the Company=s pro forma net loss in 1997 and 1998 would have been approximately $(97,000) and $(1,782,000), respectively, and the pro forma loss per share would have been $0.01 and $0.20, respectively.

The following table summarizes stock option transactions under the plan:


                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                                          1997                              1998
                                                                         -----------------------------------------
                                                                         Weighted                         Weighted
                                                                          Average                          Average
                                                                         Exercise                         Exercise
                                                            Shares         Price          Shares            Price
                                                            ------       --------         ------          --------
     Outstanding options at the beginning of year          185,000         $1.00            35,000          $1.00
     Options granted                                                                       330,000           0.87
     Options canceled                                     (150,000)         1.00          (270,000)          1.00
                                                          ---------                    ------------
                                                            35,000         $1.00            95,000          $0.56
                                                          =========                    ============


     On December 2, 1998, the Company repriced all outstanding options to the then current market value of $0.56 per share.

     The following table summarizes information about stock options outstanding for which the Company has an obligation to issue shares of common stock as of December 31, 1998:


                                                Options Outstanding                               Options Exercisable
                                                -------------------                               -------------------

                                   Number              Weighted                              Number
                                 Outstanding            Average           Weighted         Exercisable           Weighted
                                   as of             Remaining           Average             as of              Average
                Exercise        December 31,         Contractual          Exercise         December 31,          Exercise
                  Price             1998           Life (in years)         Price              1998                Price
             -------------     -------------       --------------        ---------         ------------         ---------
                 $0.56             95,000               7.84               $0.56             17,500               $0.56

12. Retirement Plan

     The Company has a 401(k) savings plan (the APlan@) which enables employees to make contributions on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides for a discretionary company contribution to be determined annually. The Company did not make any contributions for the 1998 and 1997 Plan years.

13. Other income

     For the year ended December 31, 1997, other income represents proceeds due the Company as beneficiary under an officer=s key man term life insurance policy as a result of the death of the officer in October 1997.

14. Commitments and Other

Litigation:

     In May 1997, two former employees initiated litigation alleging breach of contract in connection with establishing and operating a branch office and are seeking approximately $1,257,000 in damages and sought a preliminary injunction. While the preliminary injunction has been denied, the remaining claims are still pending. While the outcome cannot be determined, management believes that the action is without merit and is vigorously contesting this matter.

     In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the financial position or results of operations of the Company.

Leases:

     The Company has various lease agreements for equipment and office space extending through March 2004.

     The following is a schedule of future minimum rental payments required under noncancelable leases:

                                                                               Amounts to be
            Years ending                     Related             Other          Received Under
            December 31,                   Party Lease          Leases            Subleases
            ------------                  ------------         --------         --------------

              1999                          $69,100           $ 595,200        $    173,900
              2000                           51,400             647,200             185,300
              2001                           13,800             679,500             170,900
              2002                                              720,000             120,000
              2003                                              752,500             120,000
              Thereafter                                        181,700              30,000
                                        ---------------     ------------     --------------
                                           $134,300          $3,576,100        $    800,100
                                        ===============     ============       ============

     The Company's rent expense approximated, $490,000 and $525,000 for the years ended December 31, 1998 and 1997, respectively.

Employment agreements:

     During 1997, the Company entered into employment agreements with three key executives expiring in September 2000. Under the terms of the agreements, the aggregate initial annual compensation is $150,000 per executive. Additionally, the agreements, among other things, include provisions for bonuses based on up to 5% of income before provision for income taxes and also provides for increases in compensation and for severance payments, provided that the officer is not terminated for cause. In connection with the February 1999 agreement (see
Note 15), one of the agreements has been canceled.

     Financial instruments with off-balance sheet risk or concentrations of credit risk:

     In the normal course of business, there are various financial instruments which are properly not recorded in the financial statements. The Company=s risk of accounting loss due to the credit risks and market risks associated with these off-balance sheet instruments varies with the type of financial instrument and principal amounts. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

     Certain of the investors in sub-prime mortgages require the Company to return a portion of the sale price of the mortgage loan paid to the Company if the sub-prime mortgagor pays off within one year. During the years ended December 31, 1998 and 1997, the Company incurred costs of approximately $25,000 and $33,000, respectively, related to the early pay-off of sub-prime mortgage loans sold to investors. The Company does not currently believe that any future recapture costs would be significant and has provided $20,000 as an allowance for estimated future recapture costs as of December 31, 1998.

     The Company had approximately $129.7 million of mortgage loans in various stages of process as of December 31, 1998 of which approximately $28.5 million had been committed and rate-locked. For approximately $30.3 million of mortgage loans held for sale and loans in process, the Company had committed to sell them to investors. For sub-prime mortgage loans, the Company accumulates mortgage loans into pools (usually $1 million to $2 million) and sells the pool to an investor. The ultimate amount of the gain or loss on the sale of the mortgage loan is determined by the difference between the cost of the loans and the price paid by the investor.

     In connection with the sale of loans to the mortgage loan investors, the Company normally makes representations and warranties (which are customary in the industry) relating to, among other things, the Company=s compliance with laws, regulations, investor standards and the accuracy of information supplied by the mortgagor and verified by the Company. In the event of a breach of these representations and warranties, the Company would be required to repurchase such loans. The Company did not repurchase any loans during the period from January 1, 1997 through December 31, 1998.

Fair value of financial instruments:

     Statement of Financial Accounting Standards No. 107, ADisclosures about Fair Values of Financial Instruments (AFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because no market exists for certain of the Company=s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and significantly affect the estimates.

     Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

     The  following  summarizes  the  information  about  the fair  value of the
financial   instruments  recorded  on  the  Company=s  financial  statements  in accordance with FAS 107.

                                                      December 31, 1998
                                                 -----------------------------
                                                  Carrying            Fair
                                                    Value            Value
                                                 -------------    ------------
      Cash and cash equivalents              $       86,094     $     86,094
      Mortgage loans held for sale                3,418,761        3,768,716
      Due from mortgage loan investors           11,323,933       11,323,933
      Loans closed to be disbursed                3,019,800        3,019,800
      Borrowings                                 11,833,671       11,902,082

     The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, including the off-balance sheet instruments are as follows:

   Cash and cash equivalents

     The carrying amount of cash and cash equivalents approximates fair value.

   Mortgage loans held for sale

     The Company has estimated the fair values reported based on recent sales.

   Due from mortgage loan investors

     The carrying value reported approximates fair value due to the short-term nature of the asset.

   Borrowings and loans closed to be disbursed

     The Company has estimated fair values as the face amount of these obligations due to the short-term nature of a significant portion of the borrowings and the variable interest rates charged on most borrowings.

   Commitments to originate loans and loans in process

     Typically, the Company does not charge fees for commitments to originate loans or to rate lock such commitments. Furthermore, the Company does not receive fees on commitments to sell. In addition, market interest rates as of December 31, 1998 have not changed significantly since the dates of the commitments. Accordingly, these off-balance sheet instruments have no estimated fair value.

   Concentrations

     For the year ended December 31, 1998 and 1997, three investors accounted for 75% and one investor accounted for 41%, respectively of mortgages sold.

15. Subsequent Events

     On February 10, 1999, the Company entered into an additional $10 million warehouse line of credit with another lender. This warehouse line of credit is personally guaranteed by the Company's principal stockholders and may be canceled by the lender upon 30 days notice.

     In February 1999, the Company entered into an agreement with a former officer and his spouse. The couple agreed to exchange 693,000 shares of the Company's stock, cancel options to acquire 252,276 shares from the principal stockholders (see Note 11) and resign as general partner of the partnership in settlement of $140,000 due to the Company. Additionally, the officer resigned and his employment contract was terminated.