Form 10QSB
period 1999-03-31
MPEL HOLDINGS CORP
filed 1999-05-17
CIK 1048644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 1999

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


                                       N/A
         (Former Name and former Address, if Changed Since Last Report)

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                                       ---


     As of April 30, 1999, the registrant had 11,201,142 shares outstanding of common stock, $.01 par value. The shares of common stock represent the only class of common stock of the registrant.

                       MPEL HOLDINGS CORP. AND SUBSIDIARY

                                  FORM 10 - QSB

                      For the quarter ended March 31, 1999

                                      Index


PART I:  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS                                          PAGE

                  Condensed Consolidated Balance Sheets at
                  March 31, 1999 (Unaudited) and December 31, 1998              3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1999 and 1998(Unaudited)         4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1999 and 1998 (Unaudited)        5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                      7


PART II:  OTHER INFORMATION

         Item 1.  Legal Proceedings                                             10

         Item 2.  Changes in Securities                                         10

         Item 3.  Defaults upon Senior Securities                               10

         Item 4.  Submission of Matter to a Vote of Security Holders            10

         Item 5.  Other Information                                             10

         Item 6.  Exhibits and Reports on Form 8-K                              10


Signatures                                                                      11

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY

                                  FORM 10 - QSB

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31,                 December 31,
                                                                        1999                         1998
                                                                       ---------                 -----------
ASSETS

         Cash and cash equivalents                                     $   152,264              $    86,094
         Mortgage loans held for sale                                    3,207,051                3,418,761
         Due from investors                                             11,725,931               11,323,933
         Other receivables and other assets                              1,677,068                1,862,794
         Deferred offering costs                                           108,901                        0
         Stock subscription receivable                                           0                  430,000
         Due from related parties                                          248,626                  520,104
         Property and equipment-net                                        624,753                  649,805
                                                                       -----------              -----------
                                                                       $17,744,594              $18,291,491
                                                                       ===========              ===========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
         Warehouse lines of credit                                     $11,304,301              $10,922,185
         Loans closed to be disbursed                                    2,742,250                3,019,800
         Notes Payable                                                     157,206                  431,589
         Subordinated debt                                                 320,500                  378,000
         Obligation under capital lease                                     67,052                  101,897
         Accounts payable and accrued expenses                             917,945                1,150,350
                                                                        ----------               ----------
           Total liabilities                                            15,509,254               16,003,821
                                                                        ----------               ----------

STOCKHOLDERS' EQUITY
         Common  stock-$.01  par value;  authorized
         15,000,000  shares;  issued 11,894,142;
         outstanding  11,894,142  and  11,201,142  shares  at
         December 31, 1998 and March 31, 1999,
         respectively.                                                     118,941                  118,941
         Additional paid-in capital                                      4,026,826                4,026,826
         Accumulated deficit                                            (1,760,427)              (1,848,097)
         Treasury stock, at cost                                          (140,000)                       0
         Stock subscription receivable                                     (10,000)                 (10,000)
                                                                        -----------              -----------
                                                                         2,235,340                2,287,670
                                                                        -----------              -----------
                                                                       $17,744,594              $18,291,491
                                                                       ===========              ============


                       MPEL HOLDINGS CORP. AND SUBSIDIARY

                                  FORM 10 - QSB

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                          1999                     1998
                                                                       ----------                ----------
REVENUE
         Mortgage Origination, net                                     $ 2,119,266               $ 2,100,339
         Interest earned                                                   251,892                   277,705
                                                                       -----------                ----------
TOTAL REVENUE                                                            2,371,158                 2,378,044
                                                                       -----------                ----------

EXPENSES:
         Commission, wages and benefits                                  1,143,453                 1,315,783
         Selling and administrative                                        880,804                 1,131,081
         Interest expense                                                  259,231                   419,254
                                                                       -----------                 ---------
TOTAL EXPENSES                                                           2,283,488                 2,866,118
                                                                       -----------                 ---------
NET INCOME (LOSS)                                                          $87,670                 (488,074)
                                                                       ===========                 =========

         BASIC AND DILUTED INCOME (LOSS) PER SHARE                           $0.01                   $(0.06)
                                                                       ===========                 =========

         WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING                                           11,624,642                8,153,685
                                                                       ===========                =========


                       MPEL HOLDINGS CORP. AND SUBSIDIARY

                                  FORM 10 - QSB

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             1999                 1998
                                                                          ----------           ----------
CASH FLOW FROM OPERATING ACTIVITIES
         Net income (loss)                                                $ 87,670             $(488,074)
         Adjustments to reconcile net loss
         to net cash used in operating activities
         Depreciation                                                       31,296                27,357
         Amortization of notes payable discount                             37,582               113,661
         Net changes in:
              Due from investors                                          (401,998)              512,167
              Other receivables and other assets                           185,726              (230,458)
              Mortgage loans held for sale                                 211,710            (1,614,631)
              Accounts payable and accrued liabilities                    (438,819)              461,464
                                                                          ---------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITES                                  (286,833)           (1,218,514)

CASH FLOW USED IN INVESTING ACTIVITIES
         Purchase of fixed assets                                           (6,244)              (92,361)
                                                                          ---------           -----------

CASH FLOW FROM FINANCING ACTIVITIES
         Net proceeds from repayments of warehouse lines
             of credit                                                     382,116              (103,488)
         Loans closed to be disbursed                                     (277,550)            1,158,091
         Advances from related parties                                     271,478
         Treasury stock                                                   (140,000)
         Stock subscription receivable                                     430,000
         Repayments of obligation under capital lease                      (34,845)              (14,662)
         Proceeds from (Repayment of) notes payable                       (311,965)               31,439
         Repayment of subordinated debt                                    (57,500)
         Deferred offering costs                                          (108,901)              (97,198)
         Bank overdraft                                                    206,414
                                                                          ---------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  359,247               974,182
                                                                          ---------            -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            66,170              (336,693)

Cash and cash equivalents at beginning of period                            86,094               377,709
                                                                         ----------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 152,264                41,016
                                                                         ==========            ===========


                       MPEL HOLDINGS CORP. AND SUBSIDIARY

                                  FORM 10 - QSB

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                           1999                          1998
                                                                       ----------                     ----------
SUPPLEMENTAL DISCLOSURES:

         Interest expense                                              $ 192,245                       $ 325,264
                                                                       =========                       ==========

         Income taxes                                                  $       0                       $       0
                                                                       =========                       =========

         Assets acquired thru capital lease obligations                $       0                       $       0
                                                                       =========                       =========


                       MPEL HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of MPEL Holdings Corp. and its wholly-owned subsidiary, Mortgage Plus Equity and Loan Corp. (collectively, the "Company"). The Company is a full service retail mortgage banking company which provides a broad range of residential mortgage products (including first mortgages, second mortgages and home equity loans) to (i) prime, or "A" credit, borrowers who qualify for conventional mortgages (including loans which conform to the standards of certain institutional investors, such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC")), (ii) borrowers who are classified as sub-prime, or B/C credit borrowers, and (iii) borrowers who qualify for mortgages insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). The Company is an approved nonsupervised mortgagee for the U.S. Department of Housing and Urban Development and originates substantially all of its mortgage loans in New York, New Jersey, Missouri, Connecticut, Ohio and Puerto Rico.

INTERIM FINANCIAL STATEMENTS

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included, such as normal accruals and elimination of significant intercompany balances and transactions, in consolidation.

     It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

REVENUE RECOGNITION

     The Company sells whole mortgage loans and pools of mortgage loans, servicing released, on a non-recourse basis. Mortgage origination fees, net of direct loan origination costs, are deferred and included in mortgage loans held for sale until the loans are sold. Revenue recognition from the sale of mortgage loans on a non-recourse basis occurs when the loans are shipped to investors pursuant to sale commitments. Mortgage origination revenue is the differential between the sale proceeds, including premium, if any, and the carrying amount of the mortgage.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-QSB.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in, or contemplated by, the forward-looking statements contained herein. Important factors that could contribute to such differences are: increased competition, increase in unemployment or other changes in domestic economic conditions which adversely effect the sale of new and used homes, changes in interest rates, changes in government regulations effecting consumer credit and the risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form SB-2. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

     RESULTS OF OPERATIONS. The three-month period ended March 31, 1999, compared to the three-month period ended March 31, 1998:

     MORTGAGE ORIGINATION. Mortgage loan origination volume decreased $1.4 million or 3.1% to $41.5 million during the three month period ended March 31, 1999 from $42.9 million during the corresponding period of 1998. This decrease in mortgage loan origination volume was primarily due to the closing of five branches and the increased origination volume at existing branches, resulting from expanded marketing campaign which included increased telemarketing, television exposure and loan officers.

     REVENUE. Mortgage origination, net, increased $19,000 or 1.0% to $2.1 million. The increase was due to increased points and fees collected, partially offset by a reduction in overall volume. Interest income decreased $26,000, or 9.3% to $252,000. The decrease was due to a lower percentage of "B/C" credit-rated mortgage loans, which have a generally higher interest rate.

     EXPENSES. Commissions, wages and benefits decreased $172,000, or 13.1% to $1.1 million as compared to the quarter ended March 31, 1998. The decrease in commissions, wages and benefits was primarily due to a reduction of staff resulting from the closing of five branches. As of March 31, 1999, the Company had 101 employees, as compared to 154 employees as of March 31, 1998. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses decreased $250,000, or 22.1% to $867,000. This decrease was due primarily to the closing of five branches. Interest expense decreased $160,000, or 38.2% to $259,000. This decrease was due to lower level of debt during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary operating cash requirements include the funding or payment of: (i) loan originations; (ii)interest expense incurred on borrowings under its warehouse facilities; (iii) capital expenditures; (iv) personnel and commission costs; and (v) other operating and administrative expenses. The Company generates cash flow from fees received from its borrowers for mortgage originations, the sale of mortgage loans into the secondary market and interest income on loans held for sale.

     Management anticipates an increase in its production of mortgage loans originations, through, among other things, increased advertising and promotion, expanded telemarketing capabilities and continued expansion into new markets. This anticipated increase in mortgage loan originations is expected to be funded by cash flow from operations and increased borrowings under warehouse facilities. To the extent that additional borrowings under the warehouse facilities or other arrangements are not available on satisfactory terms, the Company will explore alternative means of financing, including raising capital through additional offerings of securities.

     In October, 1998, the Company entered into a $10 million warehouse line of credit expiring September 1, 1999, renewable annually. In February 1999, the Company entered into an additional $10 million warehouse line of credit with another lender. This warehouse line of credit may be canceled by the lender upon 30 days notice. The warehouse lines of credit are personally guaranteed by the Company's principal shareholders and contain certain covenants requiring, among other things, minimum adjusted net worth, and are collaterized by specific mortgage loans held for sale and amounts due from investors. Interest is variable, based on the prime rate and type of collateral. These revolving credit facilities permit the Company to borrow the funds which are utilized to originate mortgage loans, repay the debt and to borrow again to originate additional mortgage loans. Interest is charged on the outstanding principal balance.


IMPACT OF YEAR 2000

     The Company recognizes the need to ensure that its operations and systems (including information technology ("IT") and non-information technology ("non-IT") systems will not be adversely affected by Year 2000 ("Y2000") hardware and software issues. The Y2000 problem is the result of the computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the 2000, which could result in miscalculations or system failures. The Y2000 problem affects the Company's installed computer systems, software applications and other business systems that have time sensitive programs.

     The Company has conducted a review of its IT and non-IT systems to identify those systems that could be affected by the Y2000 problem. Modifications to the Company's systems as a result of the findings have been completed. Testing of these modifications will be completed by September 1999. If the Company's major suppliers, or others with whom the Company does business, experience problems related to the Y2000 issues, the Company's business, financial condition or results of operations could be materially adversely affected. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with Y2000 compliance issues will be material to the Company's financial position or results of operation.

     The Company believes that its Y2000 project will allow it to be Y2000 compliant in a timely manner. There can be no assurance, however, that the Company's information system or those of a third party on which the Company relies will be Y2000 compliant by year 2000. An interruption of the Company's ability to conduct its business due to a Y2000 readiness problem could have a material adverse affect on the Company's business, operations or financial condition. There can be no guarantee that the Company's Y2000 goals or expense estimates will be achieved, and actual results could be differ.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved as a party to certain legal proceedings incidental to its business. The Company believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None


     DESCRIPTION

a)  Exhibits

          27               Financial Data Schedule


b)  Reports

         The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MPEL HOLDINGS CORP.
                                   (Registrant)

                                   By /s/ Steven Latessa
                                   ---------------------
                                      STEVEN M. LATESSA
                                      President and Chief Executive Officer


                                   By /s/ Cary Wolen
                                   -----------------
                                      CARY WOLEN
                                      Treasurer and Principal Financial Officer


Dated: May 14, 1999