Form 10QSB
period 1999-06-30
MPEL HOLDINGS CORP
filed 1999-08-20
CIK 1048644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________


                         Commission File Number: 0-3825

                               MPEL HOLDINGS CORP.
         (Exact name of registrant as specified in its current charter)

             NEW YORK                                     22-1842747
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                    25 Melville Park Road, Melville, NY 11747
    (Address of registrant's principal executive offices including Zip Code)

                                 (516) 364-2700
              (Registrant's telephone number, including area code)

     No Change (Former name, former address and former fiscal year if changed since last report)

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ x ]. No [ ].

     As of June 30, 1999, the registrant had 11,201,142 shares outstanding of common stock, $.01 par value.

                       MPEL HOLDINGS CORP. AND SUBSIDIARY

                                  Form 10 - QSB

                                      Index



   Part I:  Financial information

         Item 1.  Financial statements                                                           Page No.

                     Condensed Consolidated Balance Sheet at June 30, 1999
                     (Unaudited)                                                                3

                     Condensed Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)              4

                     Condensed Consolidated Statements of Cash Flows for the
                     Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)              5

                     Notes to Condensed Consolidated Financial Statements
                     (Unaudited)                                                                6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        6


   Part II:  Other Information

         Item 1.  Legal Proceedings                                                             10

         Item 2.  Changes in Securities                                                         10

         Item 3.  Defaults upon Senior Securities                                               10

         Item 4.  Submission of Matter to a Vote of Security Holders                            10

         Item 5.  Other Information                                                             10

         Item 6.  Exhibits and Reports on Form 8-K                                              10


   Signatures                                                                                   11


                          Part 1. Financial Information

     Item 1. Financial Statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,
                                                          1999
                                                      -----------
Assets
Cash and cash equivalents                              $ 1,563,591
Mortgage loans held for sale                             2,965,528
Due from investors                                       8,561,436
Other receivables and other assets                       1,873,108
Deferred financing costs                                   244,443
Due from related parties                                   226,425
Property and equipment-net                                 593,357
                                                        ----------
                                                       $16,027,888
                                                        ==========


Liabilities and Stockholders' Equity
Liabilities:
Warehouse lines of credit                              $7,309,964
Loans closed to be disbursed                            2,765,000
Notes payable                                             382,598
Subordinated debt                                         413,404
Obligation under capital lease                             29,277
Accounts payable and accrued liabilities                  502,197
                                                       ----------
         Total liabilities                            $11,402,440
                                                       ----------

Stockholders' Equity:
Common stock-$.01 par value; authorized
 15,000,000 shares; issued 11,894,142 shares;
 outstanding 11,894,142                                  118,941
Additional paid-in capital                             6,329,964
Accumulated deficit                                   (1,683,457)
Treasury stock, at cost (693,000 shares)                (140,000)
                                                       ---------
         Total stockholders' equity                    4,625,448
                                                       ---------
                                                     $16,027,888
                                                      ==========

See accompanying notes to condensed consolidated financial statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        1999              1998             1999              1998
                                                     ----------        ----------       ----------        -----------

Revenue
Mortgage origination, net                           $1,901,644       $2,344,114         $4,020,910       $4,444,453
Interest earned                                        261,358          293,415            513,250          571,120
                                                    ----------       ----------         ----------       ----------
         Total Revenue                               2,163,002        2,637,529          4,534,160        5,015,573
                                                    ----------       ----------         ----------       ----------
Expenses
Commission, wages and benefits                         972,928        2,176,517          2,116,381        3,502,961
Selling and administrative                             437,573          659,865          1,318,377        1,893,946
Interest expense                                       675,531          552,500            934,762          858,093
                                                    ----------       ----------         ----------       ----------
         Total Expenses                              2,086,032        3,388,882          4,369,520        6,255,000
                                                    ----------       ----------         ----------       ----------
Net income (loss)                                   $   76,970       $ (751,353)        $  164,640      $(1,239,427)
                                                    ==========       ===========        ==========      ===========
Per share data:
Net income per common
  share - basic and diluted                          $    0.01        $   (0.09)        $     0.01       $    (0.15)
                                                    ==========       ===========        ==========       ==========
Weighted-average number
  of shares outstanding                             11,201,142        8,394,142         11,411,722        8,274,578
                                                    ==========       ===========        ==========      ===========

See accompanying notes to condensed consolidated financial statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                       1999       1998
                                                                                    ----------  ----------
Cash flow from operating activities:
  Net income (loss)                                                                 $164,640    $(1,239,427)
  Adjustment to reconcile net income (loss)
    to net cash used in operating activities:
    Compensation charges relating to shares
      acquired by the principal stockholders                                                        341,232
    Depreciation                                                                      68,311         60,367
    Amortization of notes payable discount                                           308,454        209,446
    Net changes in:
      Mortgage loans held for sale                                                   453,233     (6,168,761)
      Due from investors                                                           2,762,497      1,405,256
      Other receivables and other assets                                             (10,314)       787,358
      Accounts payable and accrued liabilities                                      (675,045)     1,128,734
                                                                                   ---------      ---------
         Net cash (used in) provide by operating activities                        3,071,776     (3,475,795)
                                                                                   ---------      ---------
Cash flow from investing activities:
  Purchase of fixed assets                                                           (11,863)      (224,224)
                                                                                   ---------      ---------
         Net cash used in investing activities                                       (11,863)      (224,224)
                                                                                   ---------      ---------
Cash flow from financing activities:
 Net change in warehouse line of credit                                           (3,612,221)     3,440,382
  Loans closed to be disbursed                                                      (254,800)     1,297,809
  Advances from related parties                                                      153,678
  Net changes in subordinated debt                                                    35,404       (500,000)
  Proceeds from notes payable                                                      2,250,000
  Repayment of notes payable                                                        (362,513)      (595,321)
  Repayment of obligation under capital lease                                        (72,620)       (36,894)
  Deferred Financing costs                                                          (159,344)      (144,637)
  Stock subscription receivable                                                      440,000
                                                                                   ---------      ---------
         Net cash (used in) provided by financing activities                      (1,582,416)     3,461,339
                                                                                   ---------      ---------
Net increase (decrease) in cash and cash equivalents                               1,477,497       (238,680)
Cash and cash equivalents at beginning of period                                      86,094        377,709
                                                                                   ---------      ---------
Cash and cash equivalents at the end of period                                    $1,563,591       $139,029
                                                                                   =========        =======


Supplemental disclosure of cash flow information:
Cash paid during the year for:
         Interest                                                                   $360,777      $576,937
                                                                                    ========      ========

See accompanying notes to condensed consolidated financial statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


     1. Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of MPEL Holdings Corp. and its wholly-owned subsidiary, Mortgage Plus Equity and Loan Corp. (collectively, the "Company"). The Company is a full service retail mortgage banking company providing a broad range of residential mortgage products, since 1987, (including first mortgages, second mortgages and home equity loans) to (i) prime, or "A" credit, borrowers who qualify for conventional mortgages (including loans which conform to the standards of certain institutional investors, such as Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC")); (ii) borrowers who are classified as sub-prime, or B/C credit borrowers; and (iii) borrowers who qualify for mortgage insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). The Company is an approved nonsupervised mortgagee for the U.S. Department of Housing and Urban Development and originates substantially all of its mortgage loans in New York, New Jersey, Missouri, Connecticut, Ohio and Puerto Rico.

     2. Interim Financial Statements

     The results of operations for the three and the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included, such as normal accruals and elimination of significant intercompany balances and transactions, in consolidation.

     It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     3. Revenue Recognition

     The Company sells whole mortgage loans and pools of mortgage loans, servicing released, on a non-recourse basis. Mortgage origination fees, net of direct loan origination costs, are deferred and included in mortgage loans held for sale, until the loans are sold. Revenue recognition from the sale of mortgage loans on a non-recourse basis occurs when the loans are shipped to investors pursuant to sale commitments. Mortgage origination revenue is the differential between the sale proceeds including premium, if any, and the carrying amount of the mortgage.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the

Company's Condensed Consolidated Financial Statements included in Item 1 of this Form 10-QSB.

     Forward-looking Statements

     Certain statements contained herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements include, without limitation, statement regarding business and financing plans, business trends and future operating revenues and expenses. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements are typically identified by the words: believe, expect, anticipate, intend, estimate and similar expressions, or which by their nature refer to future events.

     The company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to: (i) increased competition; (ii) increase in unemployment or other changes inn domestic economic conditions which adversely effect the sale of new and used homes; (iii) changes in interest rates; (iv) changes in government regulations effecting consumer credit; and (v) other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form SB-2. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

     Results of Operations

     Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

     Mortgage origination. Mortgage loan origination volume decreased $4.1 million or 7.3% to $51.8 million during the three month period ended June 30, 1999 from $55.9 million during the corresponding period of 1998. The decrease in mortgage loan origination volume was primarily due to the closing of five branches, partially offset by increased origination volume at existing branches which resulted from expanded marketing campaign, including increased telemarketing, television exposure and loan officers.

     Revenue. Mortgage origination revenue, net, decreased $442,470 or 18.9% to $1.9 million. The decrease was due to decreased margins on B/C loans and a reduction in overall volume. Interest income decreased $32,057, or 10.9% to $261,358. The decrease was due a reduction in overall volume.

     Expenses. Commissions, wages and benefits decreased $1,203,589, or 55.3% to $1.0 million. The decrease in commissions, wages and benefits was primarily due to a reduction of staff resulting from the closing of five branches. As of June 30, 1999, the Company had 95 employees as compared to 155 employees as of June 30, 1998. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses decreased $222,292, or 33.7% to $437,573. This decrease was due primarily to the closing of five branches. Interest expense increased $123,031, or 22.3%, to $675,531. This increase was due to amortization of the convertible debentures discount, partially offset by a reduction in overall volume

     Net income. During the three month period ended June 30, 1999 net income increased $823,323 compared to the three month period ended June 30, 1998. This increase is primarily the result of the decrease in commissions, wages and benefits related to the closing of 5 branch locations, and is partially offset by a $250,000 noncash charge related to the issuance of convertible debentures.


     Six Months  Ended June 30, 1999  Compared to the Six Months  Ended June 30,
1998

     Mortgage origination. Mortgage loan origination volume decreased $5.5 million or 5.6% to $93.3 million during the six month period ended June 30, 1999 from $98.8 million during the corresponding period of 1998. This decrease in mortgage loan origination volume was primarily due to the closing of five branches, partially offset by increased origination volume at existing branches which resulted from expanded marketing campaign, including increased telemarketing, television exposure and loan officers.

     Revenue. Mortgage origination, net, decreased $423,543 or 9.5% to $4.0 million. The decrease was due to decreased margins on B/C loans and a reduction in overall volume. Interest income decreased $57,870, or 10.1% to $513,250. The decrease was due to a reduction of overall volume.

     Expenses. Commissions, wages and benefits decreased $1,386,580 or 39.6% to $2.1 million. The decrease in commissions, wages and benefits was primarily due to a reduction of staff resulting from the closing of five branches. As of June 30, 1999, the Company had 95 employees as compared to 155 employees as of June 30, 1998. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses decreased $575,569, or 30.4% to $1,318,377. This decrease was due primarily to the closing of five branches. Interest expense increased $76,669, or 8.9% to $934,762. This increase was due to amortization of the convertible debentures discount, partially offset by a reduction in overall volume.

     Net income. During the six month period ended June 30, 1999 net income increased $1,404,067 compared to the six month period ended June 30, 1998. This increase is the result of the decrease in expenses relating to the closing of 5 branch locations. In addition, although interest expense increased, the increase was the result of a $250,000 noncash charge related to the issuance of convertible debentures, substantially offset by the reduction in overall borrowing levels.

     Liquidity and Capital Resources

     The Company's primary operating cash requirements include the funding or payment of: (i) mortgage loan originations pending their sale; (ii) interest expense incurred on warehouse and other financing; (iii) capital expenditures;
(iv) personnel and commission costs; and (v) other ongoing operating and administrative expenses. The Company generates cash flow from fees received from its borrowers for mortgage originations, the sale of mortgage loans into the secondary market and interest income on loans held for sale. The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate loans.

     Management expects to increase its production of mortgage loan originations, through, among other things, increased advertising and promotion, expanded telemarketing capabilities and continued expansion into new markets. This expected increase in mortgage loan originations is expected to be funded by cash flow from operations and increased borrowings under warehouse facilities. To the extent that additional borrowings under the warehouse facilities or other arrangements are not available on satisfactory terms, the Company will explore alternative means of financing, including raising capital through additional offerings of securities.


     In October, 1998, the Company entered into a $10 million warehouse line of credit expiring September 1, 1999, renewable annually. In February, 1999, The Company entered into an additional $10 million warehouse line of credit with another lender. This warehouse line of credit may be canceled by the lender upon 30 days notice. The warehouse lines of credit are personally guaranteed by the Company's principal shareholders and contain certain covenants requiring, among other things, minimum adjusted net worth, and are collaterized by specific mortgage loans held for sale and amounts due from investors. Interest is variable, based on the prime rate and type of collateral. These revolving credit facilities, permit the Company to borrow to originate mortgage loans, repay and borrow again to originate additional mortgage loans. Interest is charged on the outstanding principal balance. The Company expects to be able to renew or replace the existing warehouse lines when the current terms expire.

     The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreement of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes it is in compliance with all such covenants under these agreements as of June 30, 1999.

     On June 14, 1999, the Company sold convertible debentures in the aggregate principal amount of $2,250,000 convertible on or prior to June 14, 2003 and convertible into common stock at the lesser of $0.60 per share or 70% of the closing market value on the conversion date, as defined. Unless the Company is in default, at maturity the outstanding debentures convert to the Company's common stock. Interest at 10% per annum is payable in cash or in shares of common stock of the Company, at the holders' option. In connection with the debentures the Company issued warrants to purchase 2,437,500 shares at an exercise price of $0.60 and 225,000 shares at an exercise price of $0.85.

     Year 2000 Compliance

     The Company recognizes the need to ensure that its operations and systems (including information technology ("IT") and non-information technology ("non-IT") systems will not be adversely affected by Year 2000 ("Y2000") hardware and software issues. The Y2000 problem is the result of the computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time- sensitive software may recognize the date using "00" as the year 1900 rather than the 2000, which could result in miscalculations or system failures. The Y2000 problem affects the Company's installed computer systems, software applications and other business systems that have time sensitive programs.

     The Company has conducted a review of its IT and non-IT systems to identify those systems that could be affected by the Y2000 problem. Modifications to the Company's system as a result of the findings have been completed. Testing of these modifications will be completed by September 1999. If the Company's major suppliers, or others, with whom the Company does business, experience problems related to the Y2000 issues, the Company's business, financial condition or results of operations could be materially adversely affected. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with Y2000 compliance issues will be material to the Company's financial position or results of operation.

     The Company believes that its Y2000 project will allow it to be Y2000 compliant in a timely manner. There can be no assurance, however, that the Company's information system or those of a third party on the which the Company relies will be Y2000 compliant by year 2000. An interruption of the Company's ability to conduct its business due to a Y2000 readiness problem could have a material adverse affect on the Company's business, operations or financial condition. There can be no guarantee that the Company's Y2000 goals or expense estimates will be achieved, and actual results could differ.



     Part II. Other Information

     Item 1. Legal Proceedings.

     The Company is involved as a party to certain legal proceedings incidental to its business. MPEL believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

     Item 2. Change in Securities. None

     Item 3. Defaults Upon Senior Securities. None

     Item 4. Submission to a Vote of Security Holders. None

     Item 5. Other Information. None

     Item 6. Exhibits and reports on Form 8-K.

         a)  Exhibits:                27 Financial Data Schedule

         b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MPEL HOLDINGS CORP.
                                            (Registrant)


Dated:  August 20, 1999             By:/s/ STEVEN M. LATESSA
                                       ------------------------
                                       STEVEN M. LATESSA
                                       President and  Chief Executive Officer



Dated:  August 20, 1999             By:/s/ CARY WOLEN
                                       -----------------
                                       CARY WOLEN
                                       Treasurer and Principal Financial Officer