Form 10QSB/A
period 1999-06-30
MPEL HOLDINGS CORP
filed 1999-08-24
CIK 1048644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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




     Expenses. Commissions, wages and benefits decreased $1,203,589, or 55.3% to $1.0 million. The decrease in commissions, wages and benefits was primarily due to a reduction of staff resulting from the closing of five branches and, in the three months ended June 30, 1998, the Company incurred a one time charge of $341,000 relating to the principal shareholders purchasing the Company's stock from another shareholder below the May 1998 offering price. As of June 30, 1999, the Company had 95 employees as compared to 155 employees as of June 30, 1998. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses decreased $222,292, or 33.7% to $437,573. This decrease was due primarily to the closing of five branches. Interest expense increased $123,031, or 22.3%, to $675,531. This increase was due to amortization of the convertible debentures discount of $308,000 which was partially offset by a reduction in interest on the warehouse lines of credit due to lower borrowings.

     Net income. During the three month period ended June 30, 1999 net income increased $823,323 compared to the three month period ended June 30, 1998. This increase is primarily the result of the decrease in commissions, wages and benefits related to the closing of 5 branch locations, a one time $341,000 compensation charge in the three months ended June 30 1998, and is partially offset by a $308,000 noncash charge related to the issuance of convertible debentures.


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

     Expenses. Commissions, wages and benefits decreased $1,386,580 or 39.6% to $2.1 million. The decrease in commissions, wages and benefits was primarily due to a reduction of staff resulting from the closing of five branches. As of June 30, 1999, the Company had 95 employees as compared to 155 employees as of June 30, 1998. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses decreased $575,569, or 30.4% to $1,318,377. This decrease was due primarily to a one time $341,000 compensation charge in the three month period ended June 30, 1998 and the closing of five branches. Interest expense increased $76,669, or 8.9% to $934,762. This increase was due to amortization of the convertible debentures discount of $308,000 which was partially offset by a reduction of interest on the warehouse lines of credit due to lower borrowings.

     Net income. During the six month period ended June 30, 1999 net income increased $1,404,067 compared to the six month period ended June 30, 1998. This increase is the result of a one time $341,000 compensation charge in the three months ended June 30, 1998 and of the decrease in expenses relating to the closing of 5 branch locations. In addition, although interest expense increased, the increase was the result of a $308,000 noncash charge related to the issuance of convertible debentures, substantially offset by the reduction in overall borrowing levels.

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

     On June 14, 1999, the Company sold convertible debentures in the aggregate principal amount of $2,250,000 convertible on or prior to June 14, 2003 and convertible into common stock at the lesser of $0.60 per share or 70% of the closing market value on the conversion date, as defined. Unless the Company is in default, at maturity the outstanding debentures convert to the Company's common stock. Interest at 10% per annum is payable in cash or in shares of common stock of the Company, at the holders' option. In connection with the debentures, the Company issued warrants to purchase 2,437,500 shares at an exercise price of $0.60 and warrants to purchase 225,000 shares at an exercise price of $0.85.

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