Form 10QSB
period 1999-09-30
MPEL HOLDINGS CORP
filed 1999-11-15
CIK 1048644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                               Yes [ x ]. No [ ].

     As of September 30, 1999, the registrant had 11,201,142 shares outstanding of common stock, $.01 par value.

                       MPEL HOLDINGS CORP. AND SUBSIDIARY

                                  Form 10 - QSB

                                      Index



   Part I:  Financial information

         Item 1.  Financial statements                                                                        Page No.

                     Condensed Consolidated Balance Sheet at September 30, 1999
                     (Unaudited)                                                                              3

                     Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)                      4

                     Condensed Consolidated Statements of Cash Flows for the
                     Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)                      5

                     Notes to Condensed Consolidated Financial Statements
                     (Unaudited)                                                                              6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                      6


   Part II:  Other Information

         Item 1.  Legal Proceedings                                                                           10

         Item 2.  Changes in Securities                                                                       10

         Item 3.  Defaults upon Senior Securities                                                             10

         Item 4.  Submission of Matter to a Vote of Security Holders                                          10

         Item 5.  Other Information                                                                           10

         Item 6.  Exhibits and Reports on Form 8-K                                                            10


   Signatures                                                                                                 11

                          Part 1. Financial Information
Item 1.   Financial Statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 September 30,
                                                    1999
                                                ------------
Assets
Cash and cash equivalents ...................   $    443,480
Mortgage loans held for sale ................      5,290,387
Due from mortgage loan investors ............      4,262,167
Other receivables and other assets ..........      1,583,966
Deferred financing costs ....................        368,738
Due from related parties ....................        276,625
Property and equipment-net ..................        558,337
                                                ------------
                                                $ 12,783,700
                                                ============


Liabilities and Stockholders' Equity
Liabilities:
Warehouse lines of credit ...................   $  3,922,914
Loans closed to be disbursed ................      2,535,000
Notes payable ...............................      1,188,029
Subordinated debt ...........................        320,500
Obligation under capital lease ..............         44,514
Accounts payable and accrued liabilities ....        504,120
                                                ------------
         Total liabilities ..................   $  8,515,077
                                                ------------

Stockholders' Equity:
Common stock-$.01 par value; authorized
 15,000,000 shares; issued 11,894,142 shares;
 outstanding 11,894,142 .....................        118,941
Additional paid-in capital ..................      6,329,964
Accumulated deficit .........................     (2,040,282)
Treasury stock, at cost (693,000 shares) ....       (140,000)
                                                ------------
         Total stockholders' equity .........      4,268,623
                                                ------------
                                                $ 12,783,700
                                                ============

      See accompanying notes to condensed consolidated financial statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                     1999            1998            1999           1998
                                 ------------    ------------    ------------   ------------

Revenue
Mortgage origination, net ....   $  1,970,635    $  2,199,956    $  5,991,545   $  6,644,409
Interest earned ..............        304,080         281,906         817,330        853,026
                                 ------------    ------------    ------------   ------------
         Total Revenue .......      2,274,715       2,481,862       6,808,875      7,497,435
                                 ------------    ------------    ------------   ------------

Expenses
Commission, wages and benefits        867,904       1,925,126       2,984,285      5,428,087
Selling and administrative ...        707,576         734,064       2,025,953      2,628,010
Interest expense .............      1,056,060         433,803       1,990,822      1,291,896
                                 ------------    ------------    ------------   ------------
         Total Expenses ......      2,631,540       3,092,993       7,001,060      9,347,993
                                 ------------    ------------    ------------   ------------
Net income ...................   $   (356,825)   $   (611,131)   $   (192,185)  $ (1,850,558)
                                 ============    ============    ============   ============

Per share data:
Net loss per common
  share - basic and diluted ..   $      (0.03)   $      (0.07)   $      (0.02)  $      (0.22)
                                 ============    ============    ============   ============
Weighted-average number
  of shares outstanding ......     11,201,142       9,214,969      11,201,142      8,591,486
                                 ============    ============    ============   ============


      See accompanying notes to condensed consolidated financial statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       1999                      1998
                                                                                    ----------                ----------
Cash flow from operating activities:
  Net income (loss) ............................................................     $(192,185)              $(1,850,558)
  Adjustment to reconcile net income (loss)
    to net cash used in operating activities:
    Compensation charges relating to shares
      acquired by the principal stockholders ...................................                                 341,232
    Depreciation ...............................................................       103,331                    91,283
    Amortization of notes payable discount .....................................     1,158,356                   271,132
    Net changes in:
      Mortgage loans held for sale .............................................    (1,871,626)               (1,322,123)
      Due from mortgage loan investors .........................................     7,061,766                 1,215,713
      Other receivables and other assets .......................................       278,828                   526,809
         Accounts payable and accrued liabilities ..............................      (721,230)                  103,488
                                                                                   -----------               -----------
         Net cash (used in) provided by operating activities ...................     5,817,240                  (623,024)
                                                                                   -----------               -----------
Cash flow from investing activities:
  Purchase of fixed assets .....................................................       (11,863)                 (253,340)
                                                                                   -----------               -----------
         Net cash used in investing activities .................................       (11,863)                 (253,340)
                                                                                   -----------               -----------
Cash flow from financing activities:
  Net change in warehouse line of credit .......................................    (4,464,271)                  454,163
  Net change in loans closed to be disbursed ...................................    (3,019,800)                 (459,714)
  Bank overdraft included in accounts payable ..................................                                 285,878
  Advances from related parties ................................................       103,479                   (20,000)
  Proceeds from notes payable ..................................................     2,250,000
  Repayment of notes payable ...................................................      (362,513)                 (620,885)
  Repayment of obligation under capital lease ..................................       (57,383)                  (68,532)
  Deferred financing costs .....................................................      (280,003)                  122,283
  Net proceeds from sale of stock ..............................................                               2,018,607
  Stock subscription receivable ................................................       440,000
  Change in subordinated debt ..................................................       (57,500)                 (500,000)
                                                                                   -----------               -----------
         Net cash (used in) provided by financing activities                        (5,447,991)                1,211,800
                                                                                   -----------               -----------
Net increase in cash and cash equivalents ......................................       357,386                   335,436
Cash and cash equivalents at beginning of period ...............................        86,094                   377,709
                                                                                   -----------               -----------
Cash and cash equivalents at the end of period .................................   $   443,480               $   713,145
                                                                                   ===========               ===========


Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest ..............................................................   $   832,466               $   914,366
                                                                                   ===========               ===========

      See accompanying notes to condensed consolidated financial statements

                       MPEL HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

2.   Interim Financial Statements

     The results of operations for the three and the nine ended September 30, 1999 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The figures contained in this interim report are unaudited and may be subject to year-end adjustments. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been included, such as normal accruals and elimination of significant intercompany balances and transactions, in consolidation.

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

     The company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to: (i) increased competition; (ii) increase in unemployment or other changes in domestic economic conditions which adversely effect the sale of new and used homes; (iii) changes in interest rates; (iv) changes in government regulations effecting consumer credit; and (v) other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form SB-2. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Mortgage origination. Mortgage loan origination volume increased $16.5 million or 36.7% to $61.5 million during the three month period ended September 30, 1999 from $45.0 million during the corresponding period of 1998. The increase in mortgage loan origination volume was primarily due to increased origination volume at existing branches which resulted from an expanded marketing campaign, including increased telemarketing, radio exposure, internet presence and loan officers, and was partially offset by a reduction of volume resulting from the closing of six branches.

     Revenue. Mortgage origination revenue, net, decreased $229,321 or 10.4% to $2.0 million. The decrease was due to decreased margins on B/C loans partially offset by an increase in overall volume. Interest income increased $22,174, or 7.9% to $304,080. The increase was due to higher interest rates on the loans during the period.

     Expenses. Commissions, wages and benefits decreased $1.1 million, or 54.9% to $867,904. The decrease in commissions, wages and benefits was primarily due to a reduction of staff resulting from the closing of six branches. As of September 30, 1999, the Company had 81 employees as compared to 153 employees as of September 30, 1998. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses decreased $26,488, or 3.6% to $707,576. This decrease was due primarily to the closing of six branches. Interest expense increased $622,257, or 143.4%, to $1.1 million. This increase was due to amortization of the convertible debentures discount of $849,902, partially offset by a reduction in interest on the warehouse line of credit due to lower borrowings.

     Net loss. During the three month period ended September 30, 1999, net loss decreased $254,306 compared to the three month period ended September 30, 1998. This decrease is primarily the result of the decrease in commissions, wages and benefits related to the closing of six branch locations, and is partially offset by a $849,902 noncash charge related to the issuance of convertible debentures.


Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     Mortgage origination. Mortgage loan origination volume increased $11.0 million or 7.7% to $154.8 million during the nine month period ended September 30, 1999 from $143.8 million during the corresponding period of 1998. This increase in mortgage loan origination volume was primarily due to increased origination volume at existing branches which resulted from an expanded marketing campaign, including increased telemarketing, radio exposure, internet presence and loan officers, and was partially offset by a reduction of volume resulting from the closing of six branches.

     Revenue. Mortgage origination, net, decreased $652,864 or 9.8% to $6.0 million. The decrease was due to decreased margins on B/C loans, partially offset by an increase in overall volume. Interest income decreased $35,696, or 4.2% to $817,330. The decrease resulted from lower balances of loans held for sale and due from loan investors, as compared to the corresponding period of the prior year.

     Expenses. Commissions, wages and benefits decreased $2.4 million or 45.0% to $3.0 million. The decrease in commissions, wages and benefits was primarily due to a reduction of staff resulting from the closing of six branches. As of September 30, 1999, the Company had 81 employees as compared to 153 employees as of September 30, 1998. Selling and administrative expenses, which consist of marketing, occupancy, supplies, selling and other expenses decreased $602,057, or 22.9% to $2.0 million. This decrease was due primarily to the closing of six branches. Interest expense increased $698,926, or 54.1% to $2.0 million. This increase was due to amortization of the convertible debentures discount of $1.2 million which was partially offset by a reduction of interest on the warehouse line of credit due to lower borrowings.

     Net loss. During the nine month period ended September 30, 1999 net loss decreased $1.7 million compared to the nine month period ended September 30, 1998. This decrease is the result of the decrease in expenses relating to the closing of six branch locations. In addition, although interest expense increased, the increase was the result of a $1.2 million noncash charge related to the issuance of convertible debentures, substantially offset by the reduction in overall borrowing levels. Excluding the noncash charge in connection with the issuance of convertible debentures, the Company earned $966,171 for the nine month period.


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

     In September, 1998, the Company entered into a $7 million warehouse line of credit with Bouclier Vert Limite, L.L.C. d/b/a Green Shield Limited, L.L.C., expiring September 1, 1999, and renewable annually, which was subsequently increased by amendment to $10 million. On June 14, 1999, Green Shield notified the Company that the Company was past due on and in default of the Green Shield line of credit, which required the repayment by the Company of monies advanced to the Company by Green Shield upon earlier of the sale of underlying loans by the Company or 45 days from the date on which the Company funds a mortgage loan with monies advanced by Green Shield. On August 13, 1999, Green Shield filed a compliant against the Company in New York State Supreme Court, County of Suffolk, alleging, that the Company has breached its agreement. Green Shield is seeking repayment of monies advanced to the Company, together with interest thereon, as well as punitive damages, and possession of certain documents which induce mortgage loans funded by monies advanced by Green Shield.

     The Company has filed an answer and counterclaim in which it denies each of the foregoing allegations and alleges Green Shield made fraudulent misrepresentations to the Company in order to induce the Company to enter into the line of credit, and further alleges Green Shield is in breach of contract on the line of credit.

     The Company is vigorously defending itself against the action by Green Shield, and believes the Company is likely to prevail on the merits, although there can be no assurance of such outcome. However, a verdict or other resolution against the Company with respect to the Green Shield suit could have a material adverse effect on the business and financial condition of the Company.

     In February, 1999, The Company entered into a $10 million warehouse line of credit with a lender. This warehouse line of credit may be canceled by the lender upon 30 days notice. The warehouse line of credit is personally guaranteed by the Company's principal shareholders and contains certain covenants requiring, among other things, minimum adjusted net worth, and is collaterized by specific mortgage loans held for sale and amounts due from investors. Interest is variable, based on the prime rate and type of collateral. This revolving credit facility, permits the Company to borrow to originate mortgage loans, repay and borrow again to originate additional mortgage loans. Interest is charged on the outstanding principal balance. The Company expects to be able to renew or replace the existing warehouse line when the current term expires.

     The Company is required to comply with various operating and financial covenants as provided in the agreement described above which are customary for agreement of its type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under this agreement is subject to the Company's continued compliance with these covenants. Management believes it is in compliance with all such covenants under these agreements as of September 30, 1999.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

     On June 14, 1999, Green Shield notified the Company that the Company was past due on and in default of the Green Shield line of credit, which requires the repayment by the Company of monies advanced to the Company by Green Shield upon the earlier of the sale of underlying loans by the Company or 45 days from the date on which the Company funds a mortgage loan with monies advanced by Green Shield. On August 13, 1999, Green Shield filed a complaint against the Company in New York State Supreme Court, County of Suffolk, alleging, that the Company has breached its agreement. Green Shield is seeking repayment of monies advanced to the Company, together with interest thereon, as well as punitive damages, and possession of certain documents which induce mortgage loans funded by monies advanced by Green Shield.

     The Company has filed an answer and counterclaim in which it denies each of the foregoing allegations and alleges Green Shield made fraudulent misrepresentations to the Company in order to induce the Company to enter into the line of credit, and further alleges Green Shield is in breach of contract on the line of credit.

     The Company is vigorously defending itself against the action by Green Shield, and believes the Company is likely to prevail on the merits, although there can be no assurances of such outcome. However, a verdict or other resolution against the Company with respect to the Green Shield suit could have a material adverse effect on the business and financial condition of the Company.

     In addition, the Company is involved as a party to certain legal proceedings incidental to its business, the outcomes of which, the Company believes, will not have a material effect upon its business or financial condition.

Item 2.  Change in Securities.      None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits and reports on Form 8-K.

         a)  Exhibits:                27.1 Financial Data Schedule

         b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MPEL HOLDINGS CORP.
                                            (Registrant)


Dated:  November 15, 1999              By:/s/ STEVEN M. LATESSA
                                          ------------------------
                                          STEVEN M. LATESSA
                                          President and  Chief Executive Officer
                                          (Principal Executive Officer)


Dated:  November 15, 1999              By:/s/ CARY WOLEN
                                          -----------------
                                          CARY WOLEN
                                          Chief Operating Officer and Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)